Form 10-Q
period 2010-09-30
JWC Acquisition Corp.
filed 2011-01-03
CIK 1498157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-54202
JWC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	27-3092187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
111 Huntington Avenue, Suite 2900, Boston, Massachusetts 02199
(617) 753-1100
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
As of December 30, 2010, the registrant had 14,840,116 shares of its common stock, par value $0.0001 per share, outstanding.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JWC ACQUISITION CORP.
(A Corporation in the Development Stage)
Balance Sheet (unaudited)

September 30, 2010
Assets:
Current assets:
Cash	$31,363
Other current assets	100

Total current assets	31,463

Non-current assets:
Deferred offering costs (Note 3)	99,049

Total assets	$130,512

Liabilities and Stockholder’s Equity:
Current liabilities:
Note payable to affiliate (Note 6)	$25,000
Loan payable to affiliate (Note 6)	30,095
Accrued expenses — other	5,030
Accrued offering costs	50,500

Total liabilities	110,625

Commitment and contingencies (Note 2)

Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,464,286 shares issued and outstanding	246
Additional paid-in capital	24,754
Deficit accumulated during the development stage	(5,113)

Total stockholder’s equity, net	19,887

Total liabilities and stockholder’s equity	$130,512

See accompanying notes to financial statements.

JWC ACQUISITION CORP.
(A Corporation in the Development Stage)
Statement of Operations (unaudited)
For the period from July 22, 2010 (date of inception) to September 30, 2010

Formation and operating costs	$5,113

Loss before provision for income taxes	(5,113)
Provision for income taxes (Note 7)	—

Net loss applicable to common stockholders	$(5,113)

Weighted average number of common shares outstanding, basic and diluted	2,464,286

Net loss per common share, basic and diluted	$(0.00)

See accompanying notes to financial statements.

JWC ACQUISITION CORP.
(A Corporation in the Development Stage)
Statement of Stockholder’s Equity (unaudited)
For the period from July 22, 2010 (date of inception) to September 30, 2010

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Equity
Sale of common stock to Sponsor at Sponsor at $0.010 per founder share (Note 5)	2,464,286	$246	$24,754	$—	$25,000
Net loss (unaudited)				(5,113)	(5,113)

Balance as of September 30, 2010 (unaudited)	2,464,286	$246	$24,754	$(5,113)	$19,887

See accompanying notes to financial statements.

JWC ACQUISITION CORP.
(A Corporation in the Development Stage)
Statement of Cash Flows (unaudited)
For the period from July 22, 2010 (date of inception) to September 30, 2010

Cash Flows From Operating Activities:
Net loss	$(5,113)
Changes in operating assets & liabilities:
Other current assets	(100)
Accrued expenses — other	5,030

Net cash used in operating activities	(183)

Cash Flows From Financing Activities:
Payment of deferred offering costs	(18,454)
Proceeds from note payable to affiliate	25,000
Proceeds from sale of common stock to Sponsor	25,000

Net cash provided by financing activities	31,546

Increase in cash	31,363
Cash at beginning of period	—

Cash at end of period	$31,363

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred offering costs included in accrued expenses	$50,500

Payments of offering costs by affiliate	$30,095

See accompanying notes to financial statements.

JWC ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. Interim Financial Information
These unaudited financial statements as of September 30, 2010, the results of operations for the period from July 22, 2010 (inception) through September 30, 2010, and cash flows for the period from July 22, 2010 (inception) through September 30, 2010, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
Note 2. Organization and Business Operations
Incorporation
JWC Acquisition Corp. (the “Company”) was incorporated in Delaware on July 22, 2010.
Sponsor
The Company’s Sponsor is JWC Acquisition, LLC, a Delaware limited liability company (the “Sponsor”). Members of the Sponsor owning a majority of the Sponsor’s equity interests are affiliated with J.W. Childs Associates, L.P. (“Associates”), a private equity firm founded in 1995 by John W. Childs, the Company’s Chairman and Chief Executive Officer, and Adam L. Suttin, the Company’s President.
Fiscal year end
The Company has selected December 31 as its fiscal year end.
Business purpose
The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).
Financing
The Sponsor intends to finance an Initial Business Combination in part with proceeds from a $125,000,000 public offering (the “Public Offering” — Note 4), and a $4,000,000 private placement (Note 5).
Upon the closing of the Public Offering and the private placement, $124,950,000 (or $143,325,000 if the underwriter’s over-allotment option is exercised in full — Note 4) will be held in the Trust Account (discussed below).

Trust Account
The trust account (the “Trust Account”) will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The funds in the Trust Account will be held in the name of JWC Acquisition Security Corporation, a wholly-owned subsidiary of the Company qualified as a Massachusetts security corporation.
Except for a portion of interest income earned on the Trust Account balance that may be released to the Company to pay any taxes on such interest and to fund working capital requirements, and any amounts necessary for the Company to purchase up to 15% of the Company’s public shares if the Company seeks stockholder approval of the Initial Business Combination, none of the funds held in the Trust Account will be released until the earlier of: (i) the consummation of the Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units being sold in the Public Offering if the Company is unable to consummate an Initial Business Combination within 21 months from the closing of the Public Offering (subject to the requirements of law).
Business Combination
An Initial Business Combination is subject to the following size, focus and stockholder approval provisions:
Size and Nature of Transaction — The prospective target business will not have a limitation to size, except that the Company will not be permitted to effectuate its Initial Business Combination with another blank check company or a similar company with nominal operations. In any case, the Company will not consummate an Initial Business Combination unless it acquires a controlling interest in a target company or are otherwise not required to register as an investment company under the Investment Company Act.

Focus — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses in the consumer products and specialty retail sectors but the Company may pursue opportunities in other business sectors.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will consummate its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.
Regardless of whether the Company holds a stockholder vote or a tender offer in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. As a result, such shares of common stock will be recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

Permitted Purchase of Public Shares — If the Company seeks stockholder approval prior to the Initial Business Combination and does not conduct redemptions pursuant to the tender offer rules, prior to the Initial Business Combination, the Company’s Amended and Restated Certificate of Incorporation will permit the release to the Company from the Trust Account, amounts necessary to purchase up to 15% of the shares sold in the Public Offering. All shares so purchased by the Company will be immediately cancelled.
Liquidation
If the Company does not consummate an Initial Business Combination within 21 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after such redemption shall be distributed to the former public stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 4).
Note 3. Significant Accounting Policies
Basis of presentation
The accompanying financial statements of the Company are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission.
Development Stage Company
The Company is considered to be in the development stage as defined by FASB ASC Topic 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any income to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following such offering, the Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.
Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. During the period from inception through September 30, 2010, the Company had no contracts to issue common stock. As a result, dilutive loss per common share is equal to basic loss per common share.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Income taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at September 30, 2010.
Deferred offering costs
Deferred offering costs consist principally of legal, accounting, and underwriting fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to capital upon the receipt of the capital raised.
Fair value of financial instruments
Unless otherwise disclosed, the fair values of financial instruments, including cash and the note payable and loan payable to affiliate, approximate their carrying amount due primarily to their short-term nature.
Recent accounting pronouncements
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4. Public Offering
Public Units
The Public Offering calls for the Company to offer for sale 12,500,000 units at a price of $10.00 per unit (the “Public Units”). Each unit consists of one share of the Company’s common stock, $0.0001 par value (the “Public Stock”), and one warrant (the “Public Warrants”). The Company intends to grant the underwriters a 45-day option to purchase up to 1,875,000 additional Public Units solely to cover over-allotments, if any.
As described further in Note 9, the Company consummated the Public Offering on November 23, 2010.
Public Warrant terms and conditions:
Exercise conditions — Each Public Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 per share commencing on the later of: (i) the consummation of an Initial Business Combination, or (ii) 12 months from the date of the prospectus for the offering, provided that the Company has an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expire five years from the date of the prospectus, unless earlier redeemed. The Public Warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock exceeds $18.00 per share for any 20 trading days within a 30-trading day period. If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

Registration risk — In accordance with a warrant agreement relating to the Public Warrants, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to common stock which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holders of such Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the shares of common stock included in the Public Units.

Accounting — Since the Company is not required to net cash settle the Public Warrants, management has determined that the Public Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC Topic 815-40.
Underwriting Agreement
The Company is committed to pay an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of an Initial Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.
Note 5. Related Party Transactions
Founder Shares — In August 2010, the Sponsor purchased 2,464,286 shares of common stock (the “Founder Shares”) for $25,000, or $0.01 per share. On October 25, 2010, the Sponsor returned to the Company an aggregate of 124,170 of the founder shares, which the Company has cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 founder shares to John K. Haley and Sonny King, each of whom has agreed to serve on the board of directors upon the closing of the Public Offering.
Forfeiture — The Founder Shares include 305,232 shares of common stock that are subject to forfeiture if and to the extent the underwriters’ over-allotment option is not exercised, so that the Sponsor and its permitted transferees will continue to own 14.0% of the Company’s issued and outstanding shares after the Public Offering.

In addition, a portion of the Founder Shares in an amount equal to 2.0% of the Company’s issued and outstanding shares after the Public Offering and the exercise of the over-allotment option, if applicable (“Earnout Shares”), will be subject to forfeiture by the Sponsor in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share for any 20 trading days within any 30-trading day period within 24 months following the closing of the Company’s Initial Business Combination.
As of December 2, 2010, the underwriters of the Public Offering decided not to exercise the over-allotment option. As a result, the Sponsor and Mssrs. Haley and King are required to return to the Company an aggregate of 305,232 of the founder shares, which the Company will cancel.

Rights — The Founder Shares are identical to the shares of common stock included in the units being sold in the Public Offering except that (i) the Founder Shares will be subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor will agree to waive its redemption rights with respect to the Founder Shares and public shares it purchases in connection with the Initial Business Combination and will also waive its redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination within 21 months from the closing of the Public Offering. As described further in Note 9, the Company consummated the Public Offering on November 23, 2010.

Voting — If the Company seeks stockholder approval of its Initial Business Combination, the Sponsor will agree to vote the Founder Shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the Public Offering in favor of the Initial Business Combination.

Liquidation — Although the Sponsor and its permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination within 21 months from the closing of the Public Offering, they will be entitled to redemption rights with respect to any public shares they may own.
Sponsor Warrants — Members of the Sponsor have agreed to purchase an aggregate of 5,333,333 warrants (the “Sponsor Warrants”) at $0.75 per warrant (for an aggregate purchase price of $4,000,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.
Exercise conditions — Each Sponsor Warrant is exercisable into one share of common stock at $11.50 per share. The proceeds from the Sponsor Warrant will be added to the proceeds from the Public Offering held in the Trust Account. The Sponsor Warrants will be identical to the warrants included in the units sold in the Public Offering except that the Sponsor Warrants (i) will not be redeemable by the Company as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) will be subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis.

Accounting — Since the Company is not required to net-cash settle the Sponsor Warrants, management has determined that the Sponsor Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC Topic 815-40.
Disposition Restrictions — The Sponsor will agree not to transfer, assign or sell any of the Founder Shares until one year after the completion of its Initial Business Combination or earlier if the last sales price of the Company’s common stock exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of an Initial Business Combination. The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants including the common stock issuable upon exercise of the Sponsor Warrants until 30 days after the completion of an Initial Business Combination.
Registration Rights — The holders of the Founder Shares, Warrants and warrants that may be issued upon conversion of working capital loans will hold registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the Public Offering. These stockholders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act of 1933, as amended (the “Securities Act”). In addition, these stockholders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (B) when the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Initial Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective common stock underlying such warrants, 30 days after the completion of the Company’s Initial Business Combination. The Company will bear the costs and expenses of filing any such registration statements.
Note 6. Other Related Party Transactions
Administrative services
The Company has agreed to pay up to $5,000 a month in total for office space and general and administrative services to Associates. Services will commence promptly after the date the Company’s securities are first quoted on the Over-The-Counter Bulletin Board (“OTCBB”) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.
Loan payable

During the period from July 22, 2010 (date of inception) to September 30, 2010, Associates paid vendor bills on behalf of the Company in the aggregate amount of $30,095. Such amount is payable on demand without interest.
Note payable
On August 5, 2010, the Company issued an unsecured promissory note for $25,000 to Associates; proceeds from the loan were used to fund a portion of the organizational and offering expenses owed by the Company to third parties. This note was subsequently paid on November 23, 2010.
Note 7. Income Taxes
Components of the Company’s deferred tax assets are as follows:

Net operating loss carry-forward	$1,700
Less, valuation allowance	(1,700)

$—

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance. The net operating loss carry-forward expires in 2030.
Note 8. Stockholder’s Equity
Common Stock — At September 30, 2010, the authorized common stock of the Company included up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2010, there were 2,464,286 shares of common stock issued and outstanding.
Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2010, there were no shares of preferred stock issued and outstanding.
Note 9. Subsequent Events
On October 25, 2010, the Sponsor returned to the Company an aggregate of 124,170 of the founder shares, which the Company has cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 founder shares to John K. Haley and Sonny King, each of whom has agreed to serve on the board of directors upon the closing of the Public Offering.
On November 17, 2010, the Board of Directors and the stockholders of the Company adopted the Second Amended and Restated Certificate of Incorporation under which the Company is authorized to issue 400,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.

The registration statement for the Company’s Public Offering was declared effective November 17, 2010. The Company consummated the Public Offering of 12,500,000 Public Units on November 23, 2010. Simultaneously with the consummation of the Public Offering, the Company consummated the private sale to the members of the Sponsor of 5,333,333 Sponsor Warrants at $0.75 per warrant (for an aggregate purchase price of $4,000,000) on a private placement basis. Upon the closing of the Public Offering and the private placement, $124,950,000 was placed in the Trust Account (see Note 2). These proceeds include approximately $4.375 million in deferred underwriting commissions.
The funds in the Trust Account are held in the name of JWC Acquisition Security Corporation, a wholly-owned subsidiary of the Company qualified as a Massachusetts security corporation. The Company subsequently consolidated the accounts of this subsidiary in the financial statements and all significant intercompany transactions and balances will be eliminated in consolidation.
As of December 2, 2010, the underwriters of the Public Offering decided not to exercise the over-allotment option. As a result, the Sponsor and Mssrs. Haley and King are required to return to the Company an aggregate of 305,232 of the founder shares, which the Company will cancel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “us” or “we” refer to JWC Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
Overview
We are a newly organized blank check company formed on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an Initial Business Combination, except that we will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a middle-market business in the consumer products or specialty retail sectors operating primarily in North America. In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations.
Results of Operations
For the period from July 22, 2010 (inception) through September 30, 2010 we had a net loss of $5,113 and incurred costs of $99,049 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.
Our entire activity from July 22, 2010 (inception) through September 30, 2010, was in preparation for our initial public offering which was consummated on November 23, 2010. We believe that we have sufficient funds available to complete our efforts to effect an Initial Business Combination with an operating business within the required 21 months from November 23, 2010.

Liquidity and Capital Resources
On November 23, 2010, we consummated our initial public offering of 12,500,000 units at a price of $10 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 5,333,333 warrants (the “Sponsor Warrants”) to members of our Sponsor, JWC Acquisition, LLC (our “Sponsor”) for $4.0 million. We received net proceeds from our initial public offering and the sale of the Sponsor Warrants of approximately $125.75 million, net of the non-deferred portion of the underwriting commissions of $2.5 million (none of which were incurred from July 22, 2010 (inception) through September 30, 2010) and offering costs and other expenses of approximately $750,000 (of which $43,519 were incurred from July 22, 2010 (inception) through September 30, 2010). For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 9 of the unaudited condensed financial statements included in Part I, Item 1 of this Report. As of September 30, 2010, we had cash of $31,363. Until the consummation of our initial public offering, our only source of liquidity was a loan made to us in August 2010 by J.W. Childs Associates, L.P., a private equity firm founded in 1995 by John W. Childs, our Chairman and Chief Executive Officer, and Adam L. Suttin, our President. This loan was repaid out of the proceeds of the offering. All liabilities of the Company at September 30, 2010 were related to costs associated with the offering.
Off-balance sheet financing arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $5,000 for office space and general and administrative services payable to J.W. Childs Associates, L.P. We began incurring this fee on November 23, 2010 and will continue to incur this fee monthly until the earlier of the completion of our Initial Business Combination and our liquidation.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Loss per common share:
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.
Income taxes:
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
Deferred offering costs:
Deferred offering costs consist principally of legal, accounting, and underwriting fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to capital upon the receipt of the capital raised.
Recent accounting pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We were incorporated in Delaware on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at September 30, 2010 and had not yet commenced any operations. All activity through September 30, 2010 relates to our formation and our initial public offering. We did not have any financial instruments that were exposed to market risks at September 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated November 17, 2010 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated November 17, 2010 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2010, our Sponsor purchased 2,464,286 shares of our common stock (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on October 25, 2010, our Sponsor returned to us an aggregate of 124,170 of such founder shares, which we have cancelled. Thereafter, on October 25, 2010, our Sponsor transferred an aggregate of 23,400 founder shares to John K. Haley and Sonny King, each of whom has agreed to serve on our board of directors upon the closing of our initial public offering. As of December 2, 2010, the underwriters of our initial public offering decided not to exercise the over-allotment option. As a result, the Sponsor and Mssrs. Haley and King are required to return to us an aggregate of 305,232 of the founder shares for cancellation.
The securities described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold accredited investors.
John W. Childs, Adam L. Suttin, Arthur P. Byrne, David A. Fiorentino, Raymond B. Rudy, Jeffrey J. Teschke and William E. Watts are members of our Sponsor. John W. Childs has sole voting and dispositive control of the shares of our common stock held by our Sponsor. Mr. Childs disclaims beneficial ownership of these shares except to the extent of his or its pecuniary interest therein. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. The sole business of our sponsor is to act as our Sponsor in connection with our initial public offering. The limited partnership agreement of our Sponsor provides that its partnership interests may only be transferred to officers or directors of the Company or other persons affiliated with our Sponsor, or in connection with estate planning transfers.
Use of Proceeds from the Initial Public Offering
On November 23, 2010, we consummated our initial public offering of 12,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise of $11.50 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Initial Business Combination and (ii) 12 months from the closing of the initial public offering. The warrants expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $125,000,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and as representative of I-Bankers Securities, Inc., Ladenburg Thalmann & Co. Inc. and Maxim Group LLC. (together, the “Underwriters”). The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-168798). The SEC declared the registration statement effective on November 17, 2010.
We paid a total of $2.5 million in underwriting discounts and commissions (none of which were incurred from July 22, 2010 (inception) through September 30, 2010) and approximately $750,000 for other costs and expenses related to the offering (of which $43,519 were incurred from July 22, 2010 (inception) through September 30, 2010). In addition, the Underwriters agreed to defer $4.375 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination if consummated. We also repaid J.W. Childs Associates, L.P. in satisfaction of an outstanding promissory note after the closing of our initial public offering.
We also consummated the simultaneous private sale of 5,333,333 Sponsor Warrants to members of our Sponsor at a price of $0.75 per warrant (for an aggregate purchase price of $4,000,000). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of our Initial Business Combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with the members of our Sponsor) and they will not be redeemable by the Company so long as they are held by members of our Sponsor or their permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.
After deducting the underwriting discounts and commissions (excluding the deferred portion of $4.375 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination if consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the private placement of

Sponsor Warrants was $125,750,000 of which $124,950,000 (or approximately $10.00 per unit sold in the initial public offering) was placed in a trust account.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JWC ACQUISITION CORP. Date: January 3, 2011
/s/ John W. Childs
Name:	John W. Childs
Title:	Chief Executive Officer

/s/ David A. Fiorentino
Name:	David A. Fiorentino
Title:	Chief Financial Officer