Form 10-K
period 2010-12-31
JWC Acquisition Corp.
filed 2011-03-31
CIK 1498157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-54202
JWC Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3092187
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

111 Huntington Avenue, Suite 2900 Boston, Massachusetts	02199
(Address of Principal Executive Offices)	(Zip Code)
(617) 753-1100
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock and one Warrant
Common Stock included in the Units, par value $0.0001 per share
     Warrants included in the Units, exercisable for Common Stock at an exercise price of $11.50 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Do not check if a smaller reporting compony
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of December 31, 2010 (the last business day of the registrant’s most recent fiscal quarter), was $119,750,000.
     As of March 24, 2011, there were 14,840,116 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

- i -

FORWARD-LOOKING STATEMENTS
The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:
•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 6. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
References in this report to “we,” “us” or the “Company” refer to JWC Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to JWC Acquisition, LLC, a Delaware limited liability company.
ITEM 1. DESCRIPTION OF BUSINESS
General
We are a blank check company formed in Delaware on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a middle-market business in the consumer products or specialty retail sectors operating primarily in North America, although we may pursue acquisition opportunities in other sectors or in other geographic regions. Although we do not intend to enter into a business combination with a target business that is affiliated with the Sponsor or our directors or officers, we are not prohibited from doing so.
On November 22, 2010, we consummated our initial public offering of 12,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise of $11.50 per share. The shares of our common stock sold as part of the units in our initial public offering are referred to in this report as our “Public Shares.” The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $125 million. Prior to the consummation of our initial public offering, on August 5, 2010, the Sponsor purchased an aggregate of 2,464,286 shares of our common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on October 25, 2010, the Sponsor returned to us an aggregate of 124,170 of such Founder Shares, which we cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 Founder Shares to John K. Haley and Sonny King, each of whom agreed to serve on our board of directors upon the closing of our initial public offering. In addition, the Sponsor and Messrs. Haley and King (the “Initial Stockholders”) will be returning to us an aggregate of 305,232 Founder Shares for no consideration because the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments.
Simultaneously with the consummation of our initial public offering, we consummated the private sale of 5,333,333 warrants (the “Sponsor Warrants”) to the Sponsor at a price of $0.75 per warrant, generating gross proceeds of $4.0 million. After deducting underwriting discounts and commissions and offering expenses, approximately $125.0 million of the proceeds of our initial public offering and the private placement of the Sponsor Warrants (or approximately $10.00 per unit sold in our initial public offering) was placed in a trust account with Continental Stock Transfer & Trust Company as trustee. The funds held in the trust account are held in the name of JWC Acquisition Security Corporation, our wholly-owned subsidiary that is qualified as a Massachusetts security corporation. Except for a portion of the interest income that may be released to us to pay any income or franchise taxes and to fund our working capital requirements, and any amounts necessary to purchase up to 15% of our Public Shares, as discussed below, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination and the redemption of 100% of our Public Shares if we are unable to consummate a business combination by August 23, 2012, subject to the requirements of law. After the payment of approximately $3.25 million in expenses relating to our initial public offering, $800,000  of the net proceeds of our initial public offering and private placement of the Sponsor Warrants was not deposited into the trust account and was retained by us for working capital purposes. Through December 31, 2010, we have used approximately $250,000 of the net proceeds that were not deposited into the trust account to pay offering expenses while the remaining balance is available for general corporate purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2010, there was $125.0 million plus accrued interest of approximately $16,000 held in the trust account. As of December 31, 2010, no funds had been withdrawn from the trust account for taxes and no funds had been withdrawn for working capital purposes.
Effecting our initial business combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effect our business combination using cash from the proceeds of our initial public offering and the private placement of the Sponsor Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. Our initial business combination may involve the acquisition of, or merger with, a company or business that does not need substantial additional capital but that desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, for the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.
Selection of a target business and structuring of our initial business combination
Because, unlike many other blank check companies, we do not have the limitation that a target business have a minimum fair market enterprise value of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. However, we will only consummate an initial business combination in which we become the controlling shareholder of the target or are otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will likely encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of the financial and other information made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds available to us to complete another business combination. We will not pay any finder’s or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.
Redemption rights for holders of Public Shares upon consummation of our initial business combination
We will provide holders of our Public Shares (our “Public Stockholders”) with the opportunity to redeem their Public Shares for cash equal to a pro rata share of the aggregate amount then on deposit in the trust account, including interest less franchise and income taxes payable, upon the consummation of our initial business combination, subject to the limitations described herein. As of December 31, 2010, the amount in the trust account, net of accrued taxes, is approximately $10.00 per Public Share. The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of a business combination. The Founder Shares will be excluded from the pro rata calculation used to determine the per-share redemption price. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we intend to consummate our initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, and file tender offer documents with the Securities and Exchange Commission (the “SEC”). The tender offer documents will contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a stockholder vote is required by law, or we decide to hold a stockholder vote for business or other legal reasons, we will, like other blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
In no event, however, will we redeem the Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. If we enter into an acquisition agreement with a prospective target that requires as a closing condition to our initial business combination that we maintain a minimum net worth or certain amount of cash that is substantially greater than $5,000,001, we will communicate the details of the closing condition to our Public Stockholders through our tender offer or proxy solicitation materials, as applicable. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination.
Conduct of redemptions pursuant to tender offer rules
When we conduct the redemptions upon consummation of our initial business combination in compliance with the tender offer rules, the redemption offer will be made to all of our stockholders, not just our Public Stockholders. The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a business combination.
Submission of our initial business combination to a stockholder vote
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our Public Stockholders with redemption rights upon consummation of our initial business combination. Public Stockholders electing to exercise their redemption rights will be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less franchise and income taxes payable, provided that such stockholders follow the specific procedures for redemption that will be set forth in the proxy statement relating to the stockholder vote on a proposed initial business combination. Unlike many other blank check companies, our Public Stockholders would not be required to vote against our initial business combination in order to exercise their redemption rights. If our initial business combination is not completed, then Public Stockholders electing to exercise their redemption rights will not be entitled to receive such payments.
If we submit our initial business combination to our stockholders for a vote, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders and to vote any Public Shares purchased during or after our initial public offering in favor of our initial business combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a business combination.
In the event we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, we may privately negotiate transactions to purchase shares after the closing of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. The Sponsor, our directors, officers, or advisors or their respective affiliates may also purchase shares in privately negotiated transactions. Neither we nor our directors, officers or advisors or our or their respective affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we, the Sponsor, our directors, officers or advisors or our or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Any such privately negotiated purchases may be effected at purchase prices that are in excess of the per-share pro rata portion of the trust account. In the event that we are the buyer in such privately negotiated purchases, we could elect to use trust account proceeds to pay the purchase price in such transactions after the closing of our initial business combination. In addition, in the event we seek stockholder approval of our business combination, we may make purchases of our common stock, in an amount up to 15% of the Public Shares (1,875,000 shares), in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, using funds held in the trust account so long as the price paid for such shares (inclusive of commissions) does not exceed the per-share amount then held in the trust account.
The purpose of such purchases would be to increase the likelihood of obtaining stockholder approval of our initial business combination or, where the purchases are made by the Sponsor, our directors, officers or advisors or their respective affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.
Limitation on redemption rights upon consummation of a business combination if we seek a stockholder vote
Notwithstanding the foregoing, if we hold a stockholder vote to approve our initial business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, our amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Stockholder holding more than an aggregate of 10% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting a stockholder’s ability to redeem more than 10% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate a business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our Public Stockholders’ ability to vote all of their shares for or against a business combination.

Redemption of common stock and liquidation if no initial business combination
The Sponsor and our officers and directors have agreed that we will have only until August 23, 2012, which is the date that is 21 months after the closing of our initial public offering, to consummate our initial business combination. If we are unable to consummate a business combination within such time frame, we will:
•	cease all operations except for the purpose of winding up;

•	as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable and less up to $100,000 of such net interest that may be released to us from the trust account to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after such redemption shall be distributed to the former public stockholders; and

•	as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate;
subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time period for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs.
Competition
In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:
•	our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.
Either of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.
Employees
We currently have seven officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of our initial business combination.
Available Information
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A. RISK FACTORS
In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and our business. You should also read the other information included in this report, including our financial statements and the related notes.
We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.
You may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law, which means we may consummate our initial business combination even though a majority of our Public Stockholders do not support such a combination.
We may not hold a stockholder vote before we consummate our initial business combination unless the business combination would require stockholder approval under applicable state law or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may consummate our initial business combination even if holders of a majority of our Public Shares do not approve of the business combination we consummate.
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
Since our board of directors may consummate a business combination without seeking stockholder approval, you may not have the right or opportunity to vote on the business combination, unless we seek a stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Stockholders in which we describe our business combination.
Your ability to redeem your shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem the Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although our Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of an initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of a larger number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.
If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.
The requirement that we complete a business combination within 21 months from the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination within 21 months from the closing of our initial public offering. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into a business combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to consummate a business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem the Public Shares and liquidate.
The Sponsor, and our officers and directors have agreed that we must complete our initial business combination by August 23, 2012, which is the date that is 21 months after the closing of our initial public offering. We may not be able to find a suitable target business and consummate a business combination within such time period. If we have not consummated a business combination within such 21-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after such redemption shall be distributed to the former Public Stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
If we are unable to complete our initial business combination within the prescribed time frame, you may receive less than $10.00 per share on our redemption and our warrants will expire worthless.
If we are unable to complete our initial business combination within the prescribed time frame and are forced to redeem 100% of the Public Shares, the per-share redemption amount that you receive at such time may also be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking our initial business combination. Furthermore, our outstanding warrants are not entitled to participate in any redemption and the warrants will therefore expire worthless if we are unable to consummate a business combination within the 21-month time period.
Our purchase of common stock in the open market may support the market price of the common stock and/or warrants during the buyback period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the units, common stock and/or warrants.
Unlike many blank check companies, if we seek stockholder approval of our initial business combination, prior to the consummation of a business combination, our amended and restated certificate of incorporation will permit the release to us from the trust account amounts necessary to purchase up to 15% of the Public Shares (1,875,000 shares) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the date of the stockholder meeting to approve the initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of material non-public information and will not be made during a restricted period under Regulation M under the Exchange Act. Consequently, if the market does not view our initial business combination positively, these purchases may have the effect of counteracting the market’s view of our initial business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchase may materially adversely affect the market price of our securities.
If we seek stockholder approval of our business combination, we, the Sponsor, and our directors, officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case we or they may influence a vote in favor of a proposed business combination that you do not support.
If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase Public Shares following consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. The Sponsor, and our directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or the Sponsor, or our directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although neither we nor they currently anticipate paying any premium purchase price for such Public Shares, in the event we or they do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. In addition, the payment of a premium by us after the consummation of our initial business combination may not be in the best interest of the remaining stockholders who do not redeem their shares. Such stockholders will experience a reduction in book value per share compared to the value received by stockholders that have their shares purchased by us at a premium. In addition, in the event we seek stockholder approval of our business combination, our amended and restated certificate of incorporation will permit the release to us from the trust account amounts necessary to purchase up to 15% of the Public Shares (1,875,000 shares). It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases. If the conditions of Rule 10b-18, as in effect at the time we wish to make such purchases, are not satisfied, it is likely that we will not make such purchases. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $10.00 per share).
The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii), where the purchases are made by the Sponsor, or our directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible. In addition, purchases in the open market would provide liquidity to those Public Stockholders whose shares are so purchased in advance of the closing of the business combination.
Our purchases of common stock in the open market or in privately negotiated transactions would reduce the funds available to us after the business combination.
If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may privately negotiate transactions to purchase shares effective immediately following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules with proceeds released to us from the trust account immediately following consummation of the initial business combination. In addition, in the event we seek stockholder approval of our business combination, our amended and restated certificate of incorporation will permit the release to us from the trust account amounts necessary to purchase to 15% of the Public Shares (1,875,000 shares). It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases. If the conditions of Rule 10b-18, as in effect at the time we wish to make such purchases, are not satisfied, it is likely that we will not make such purchases. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $10.00 per share). As a consequence of such purchases, the funds in the trust account that are so used will not be available to us after the business combination.
Purchases of common stock in the open market or in privately negotiated transactions by us or the Sponsor, or our directors, officers, advisors or their affiliates may make it difficult for us to list our common stock on a national securities exchange.
If we or the Sponsor, or our directors, officers, advisors or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, it would reduce the public “float” of our common stock and the number of beneficial holders of our securities, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange if we determine to apply for such quotation or listing in connection with the business combination.
Our purchases of common stock in the open market or in privately negotiated transactions may have negative economic effects on our remaining Public Stockholders.
If we seek stockholder approval of our business combination and purchase shares in privately negotiated or market transactions from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account, our remaining Public Stockholders will bear the economic burden of the franchise and income taxes payable (as well as, in the case of purchases which occur prior to the consummation of our initial business combination, up to $100,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination within 21 months from the closing of our initial public offering). In addition, our remaining Public Stockholders following the consummation of a business combination will bear the economic burden of the deferred underwriting commission as well as the amount of any premium we may pay to the per-share pro rata portion of the trust account using funds released to us from the trust account following the consummation of the business combination. This is because the stockholders from whom we purchase shares in open market or in privately negotiated transactions may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the franchise and income taxes payable on the interest earned by the trust account, the up to $100,000 of dissolution expenses or the deferred underwriting commission and, in the case of purchases at a premium, have received such premium.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.
Our Public Stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our consummation of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, or (ii) the redemption of 100% of our Public Shares if we are unable to consummate an initial business combination within 21 months from the closing of our initial public offering, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to consummate an initial business combination within 21 months from the closing of our initial public offering is not consummated for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, Public Stockholders may be forced to wait beyond 21 months before they receive funds from our trust account. In no other circumstances will a Public Stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.
We do not intend to establish an audit committee or a compensation committee until the consummation of an initial business combination. Until such time, no formal committee of independent directors will review matters related to our business, and such lack of review could negatively impact our business.
Our independent directors, Messrs. Haley and King, were appointed to serve on our board of directors upon the consummation of our initial public offering. Upon consummation of an initial business combination, our board of directors intends to establish an audit committee and a compensation committee, and adopt charters for these committees. Prior to such time we do not intend to establish either committee. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. The absence of such committees to review the matters discussed above until the consummation of our initial business combination could negatively impact our operations and profitability.
Our securities are quoted on the Over-the-Counter Bulletin Board quotation system, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the NYSE Amex Market or another national securities exchange and result in our stockholders not receiving the benefit of our being subject to the listing standards of a national securities exchange.
Our units, common stock and warrants are traded in the over-the-counter market and are quoted on the Over-the-Counter Bulletin Board quotation system, or the OTCBB, which is a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the NYSE Amex Market. Quotation of our securities on the OTCBB limits the liquidity and price of our securities more than if our securities were quoted or listed on the NYSE Amex Market or another national securities exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.
We do not currently meet the listing standards for the NYSE Amex Market or any another national securities exchange. The OTCBB does not impose listing standards or requirements. If our securities were listed on the NYSE Amex Market or another national securities exchange, we would be subject to a number of listing standards, including requirements relating to our minimum unaffiliated market capitalization and common stock trading price, the independence of a majority of our board of directors, requirements regarding committees of our board and certain other stockholder approval and corporate governance requirements. In addition, we would be subject to any special stock exchange requirements applicable to blank check companies, such as requirements that we obtain stockholder approval of our initial business combination and that we do not enter into an initial business combination that has an acquisition value less than 80% of the funds in the trust account.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, we have net tangible assets in excess of $5.0 million and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, you will not be afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we have a longer period of time to complete a business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419, the release of any interest earned on funds held in the trust account to us and the release of funds to us to purchase up to 15% of the Public Shares would not be permitted unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, you may receive only approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases, using available funds from the trust account, then the resources available to us for a business combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, you may receive only approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.
If the net proceeds of our initial public offering not being held in the trust account, together with the up to $1.25 million of interest in the trust account (net of franchise and income taxes payable) which may be released to us for working capital purposes, are insufficient to allow us to operate until at least August 23, 2012, we may be unable to complete our initial business combination.
The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate until at least August 23, 2012, assuming that our initial business combination is not consummated during that time. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate until at least August 23, 2012, assuming that our initial business combination is not consummated during that time. However, we cannot assure you that our estimate will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our Public Stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.
The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our franchise and income taxes and to complete our initial business combination.
We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with up to $1.25 million of additional working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. The current low interest rate environment may make it more difficult for us to have sufficient funds available to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from the Sponsor or our management team to operate or may be forced to liquidate. Neither the Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. If we are unable to complete our initial business combination, you may only receive approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.
Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will uncover all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount that you receive may be less than approximately $10.00 per Public Share.
The funds in the trust account may not be protected against third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Upon redemption of the Public Shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the approximately $10.00 per share initially held in the trust account, due to claims of such creditors. J.W. Childs Associates, L.P. (“J.W. Childs”) has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, J.W. Childs will not be responsible to the extent of any liability for such third party claims. However, we have not asked J.W. Childs to reserve for such indemnification obligations and we cannot assure you that J.W. Childs would be able to satisfy those obligations. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce J.W. Childs’ indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Stockholders.
In the event that the proceeds in the trust account are reduced below $10.00 per Public Share and J.W. Childs asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against J.W. Childs to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against J.W. Childs to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to you may be reduced below $10.00 per Public Share.
If, after we distribute the proceeds in the trust account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions that you receive could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that you would otherwise receive in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that you would otherwise receive in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete a business combination.
     In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds is restricted to these instruments, we believe that we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, you may only receive approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.
You may be held liable for claims by third parties against us to the extent of distributions received by you upon redemption of your shares.
Under the General Corporation Law of the State of Delaware (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the trust account distributed to our Public Stockholders upon the redemption of 100% of our Public Shares in the event we do not consummate our initial business combination within 21 months from the closing of our initial public offering may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible after August 23, 2012 in the event we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, you could potentially be liable for any claims to the extent of distributions received by you (but no more) and your liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the trust account distributed to our Public Stockholders upon the redemption of 100% of our Public Shares in the event we do not consummate our initial business combination by August 23, 2012 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.
We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.
We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or states securities laws, and such registration may not be in place when you desire to exercise your warrants, thus precluding you from being able to exercise you warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, you will not be entitled to exercise your warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.
The grant of registration rights to our Initial Stockholders and holders of the Sponsor Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.
Pursuant to the registration rights agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our Initial Stockholders and their permitted transferees can demand that we register the Founder Shares, holders of the Sponsor Warrants and their permitted transferees can demand that we register the Sponsor Warrants and the shares of common stock issuable upon exercise of the Sponsor Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon conversion of such warrants. The registration rights are exercisable with respect to the Founder Shares and the Sponsor Warrants and the shares of common stock issuable upon exercise of such Sponsor Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Initial Stockholders, holders of the Sponsor Warrants or their respective permitted transferees are registered.
Because we have not selected a particular segment of the consumer products or specialty retail sectors or any specific target businesses with which to pursue a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.
We will seek to consummate a business combination with an operating company in the consumer products and specialty retail sectors in North America, but may also pursue acquisition opportunities in other sectors or geographic regions, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate a business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.
We may seek investment opportunities in sectors outside of the consumer products and specialty retail sectors (which industries may or may not be outside of our management’s area of expertise).
Although we intend to focus on identifying business combination candidates in the consumer products or specialty retail sectors and we will not initially actively seek to identify business combination candidates in other sectors (which sectors may be outside our management’s area of expertise), we will consider a business combination outside of the consumer products or specialty retail sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for us or we are unable to identify a suitable candidate in the consumer products or specialty retail sectors after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an investment outside of the consumer products or specialty retail sectors, our management’s expertise in the consumer products and specialty service sectors industries would not be directly applicable to its evaluation or operation, and the information contained herein regarding the consumer products and specialty retail sectors industries would not be relevant to an understanding of the business that we elect to acquire.
Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, you may only receive approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.
Unlike many blank check companies, we are not required to acquire a target with a valuation equal to a certain percentage of the amount held in the trust account. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in your best interest.
Many blank check companies are required to consummate their initial business combination with a target whose value is equal to at least 80% of the amount of money held in the trust account of the blank check company at the time of entry into a definitive agreement for a business combination. Because we do not have the requirement that a target business have a minimum fair market enterprise value equal to a certain percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Therefore, our Public Stockholders are relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. In addition, we may consummate a business combination with a target whose enterprise value is significantly less than the amount of money held in the trust account, thereby resulting in our ability to use the remaining funds in the trust account to make additional acquisitions without seeking stockholder approval or providing redemption rights.
Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in your best interest, which would be the case if the trading price of our shares of common stock after giving effect to such business combination was less than the per-share trust liquidation value that our stockholders would have received if we had dissolved without consummating a business combination.
We are not required to obtain an opinion from an independent investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, you will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.
We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute your interest and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 24, 2011, there were 367,326,551 authorized but unissued shares of common stock available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:
•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.
Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, you may only receive approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. In addition, in the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will permit the release to us from the trust account amounts necessary to purchase up to 15% of the Public Shares, in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases. If such business combination is not consummated, these purchases would have the effect of reducing the funds available in the trust account for future business combinations. If we are unable to complete our initial business combination, you may only receive approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.
We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of a business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.
The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the consummation of a business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following a business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our officers and directors allocate their time to other businesses, which could cause conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination on the one hand and their other businesses on the other hand. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers is engaged in several other business endeavors for which he is entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
Mr. Childs is the Chairman of the Board and Chief Executive Officer of J.W. Childs and a Director of Sunny Delight Beverages Co., Esselte Ltd., Mattress Firm, Inc. and Simcon, Inc. and Chairman of the Board of CHG Healthcare Services, Inc. Mr. Suttin is a Partner of J.W. Childs and a Director of Brookstone, Inc., Refrigerator Manufacturers, Inc., Sunny Delight Beverages Co., Esselte Ltd., JA Apparel Corp. (Joseph Abboud), Mattress Firm, Inc., and The Nutrasweet Company. Mr. Byrne is an Operating Partner of J.W. Childs and a Director of WS Packaging Group, Inc. and is the Chairman of the Board of Esselte Ltd. Mr. Fiorentino is a Partner with J.W. Childs and a Director of CHG Healthcare Services, Inc., WS Packaging Group, Inc., Fitness Quest, Inc., Mattress Firm, Inc., JA Apparel Corp. (Joseph Abboud) and Esselte Ltd. Mr. Rudy is an Operating Partner of J.W. Childs and Chairman of the Board of Sunny Delight Beverages Co. Mr. Teschke is a Partner of J.W. Childs and a Director of Sunny Delight Beverages Co., Esselte Ltd. and Fitness Quest, Inc. Mr. Watts is an Operating Partner of J.W. Childs and Chairman of the Board of Mattress Firm, Inc. and JA Apparel Corp. (Joseph Abboud) and a Director of Brookstone, Inc., Fitness Quest, Inc. and EmployBridge, Inc.
Our independent directors also serve as officers and board members for other entities, including, without limitation, General Growth Properties, Inc. and Body Central Corp. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate our business combination.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Following the completion of our initial public offering and until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Our officers and directors serve as officers and board members for other entities, including, without limitation, Advantage Sales and Marketing, Inc., Sunny Delight Beverages Co., Esselte Ltd., Mattress Firm, Inc., CHG Healthcare Services, Inc., Simcon, Inc., Fitness Quest, Inc., EmployBridge, Inc., JA Apparel Corp. (Joseph Abboud), Brookstone, Inc., Refrigerator Manufacturers, Inc., The Nutrasweet Company and WS Packaging Group, Inc. As a result, our executive officers and directors may compete with us for attractive opportunities for business combinations. In each case, our executive officers’ and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us.
Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply against us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations they may have currently or in the future in respect of J.W. Childs as a general partner of J.W. Childs Equity Partners II, L.P. and J.W. Childs Equity Partners III, L.P., or any companies in which J.W. Childs Equity Partners II, L.P. or J.W. Childs Equity Partners III, L.P. have invested, or any other fiduciary duties or contractual obligations they may have as of the date of the prospectus for our initial public offering. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities.

In addition, our officers may become involved with subsequent blank check companies similar to the Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company that is not limited to a particular industry until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 21 months from the closing of our initial public offering. Our officers may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.
Our officers, directors, security holders and their respective affiliates may have competing pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with the Sponsor or our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of the Sponsor, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with the Sponsor, and our officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, Advantage Sales and Marketing, Inc., Sunny Delight Beverages Co., Esselte Ltd., Mattress Firm, Inc., CHG Healthcare Services, Inc., Simcon, Inc., Fitness Quest, Inc., EmployBridge, Inc., JA Apparel Corp. (Joseph Abboud), Brookstone, Inc., Refrigerator Manufacturers, Inc., The Nutrasweet Company and WS Packaging Group, Inc. Such entities may compete with us for business combination opportunities. The Sponsor, and our officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to you as they would be absent any conflicts of interest.
Since the Sponsor will lose its entire investment in us if a business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.
In August 2010, the Sponsor purchased an aggregate of 2,464,286 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on October 25, 2010, the Sponsor returned to us an aggregate of 124,170 of such Founder Shares, which we have cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 Founder Shares to John K. Haley and Sonny King. The Founder Shares held by our Initial Stockholders include an aggregate of 305,232 shares that our Initial Stockholders are required to return to us for cancellation as a result of the underwriters’ over-allotment option not being exercised. The Founder Shares will be worthless if we do not consummate an initial business combination. In addition, members of the Sponsor purchased an aggregate of 5,333,333 Sponsor Warrants, each exercisable for one share of our common stock at $11.50 per share, for a purchase price of $4.0 million, or $0.75 per warrant, that will also be worthless if we do not consummate a business combination. In addition, the founder earnout shares (equal to 2.0% of our issued and outstanding shares after our initial public offering and the cancellation of the 305,232 shares that our Initial Stockholders are required to return to us for cancellation as a result of the underwriters’ over-allotment option not being exercised) will be subject to forfeiture by our Initial Stockholders in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of your investment in us.
Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could have a variety of negative effects, including:
•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.
We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our initial public offering provided us with approximately $125.75 million that we may use to complete a business combination.
We may effectuate an initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:
•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.
We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure a business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the controlling stockholder of the target or are otherwise not required to register as an investment company under the Investment Company Act. Even though we will own a controlling interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.
Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial majority of our stockholders do not agree.
Since we have no specified maximum redemption threshold contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s Public Shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their Public Stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. As a result, we may be able to consummate a business combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or the Sponsor, or our officers, directors, advisors or their affiliates. However, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In such case, we would not proceed with the redemption of our Public Shares and the related business combination, and instead may search for an alternate business combination.
The exercise price for the warrants sold as part of the units in our initial public offering is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.
The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for the warrants sold as part of the units in our initial public offering is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation may be amended with the approval of 65% of our stockholders, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.
Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s Public Stockholders. Our amended and restated certificate of incorporation provides that any of its provisions, including those related to pre-business combination activity, may be amended if approved by 65% of our stockholders. Our Initial Stockholders, who collectively beneficially own 14.0% of our common stock (after giving effect to the cancellation of 305,232 shares that our Initial Stockholders are required to return to us for cancellation as a result of the underwriters’ over-allotment option not being exercised), will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, you may only receive approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.
Although we believe that the net proceeds of our initial public offering, including the interest earned on the proceeds held in the trust account that may be available to us for a business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, you may only receive approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.
Our Initial Stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
As of March 24, 2011, our Initial Stockholders owned 14.0% of our issued and outstanding shares of common stock (after giving effect to the cancellation of 305,232 shares that our Initial Stockholders are required to return to us for cancellation as a result of the underwriters’ over-allotment option not being exercised). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If we or our Initial Stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither the Sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our Initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and the Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, the Sponsor will continue to exert control at least until the consummation of our initial business combination.
We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering.
Our warrants were issued in registered form under a warrant agreement between Continental Transfer & Stock Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Sponsor Warrants will be redeemable by us so long as they are held by members of the Sponsor or their permitted transferees.
Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate a business combination.
We issued warrants to purchase 12,500,000 shares of our common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 5,333,333 Sponsor Warrants, each exercisable to purchase one share of common stock at $11.50 per share. In addition, if the Sponsor makes any working capital loans, it may convert those loans into up to an additional 666,667 Sponsor Warrants. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
The Sponsor Warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 21-month time frame.
Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

We currently maintain our executive offices at 111 Huntington Avenue, Suite 2900, Boston, Massachusetts 02199. The cost for this space is included in the $5,000 per month fee that J.W. Childs Associates, L.P. (“J.W. Childs”), an entity controlled by John W. Childs, our Chairman and Chief Executive Officer, charges us for general and administrative services. We believe, based on rents and fees for similar services in the Boston metropolitan area, that the fee charged by J.W. Childs is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2010, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.
ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our units, common stock and warrants are quoted on the OTCBB under the symbols “JWCAU,” “JWCA” and “JWCAW,” respectively.
The following table includes the high and low bids for our units, common stock and warrants for the periods presented.

	Units(1)		Common Stock(2)		Warrants(3)
2010	High	Low	High	Low	High	Low
Fourth Quarter	$10.28	$10.00	$9.55	$9.70	$—	$—

(1)	Our units were first quoted on the OTCBB on November 18, 2010. The figures for the fourth quarter of 2010 are for the period from November 18, 2010 through December 31, 2010.

(2)	Our common stock was first quoted on the OTCBB on December 6, 2010. The figures for the fourth quarter of 2010 are for the period from December 6, 2010 through December 31, 2010.

(3)	Our warrants were first quoted on the OTCBB on December 6, 2010. However, we are not aware of any trading activity for our warrants for the period from December 6, 2010 through December 31, 2010, other than the private transactions described below under “—Repurchases of Equity Securities by the Issuer and Affiliated Purchasers.”
Holders
As of March 24, 2011, there was one holder of record of our units, four holders of record of our common stock and ten holders of record of our warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Performance Graph
The graph below compares the cumulative total return of our units (the blue line in chart below) from November 18, 2010, the date that our units were first quoted on the OTCBB, through December 31, 2010 with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
The information required by this item appears in “Part I—Item 1. Description of Business—General” of this report and is incorporated herein by reference.
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 21, 2010, January 11, 2011, January 12, 2011, January 13, 2011, January 14, 2011, February 3, 2011 and February 11, 2011, JWC Warrant Holdings, LLC (“JWC Warrant Holdings”), purchased 578,486, 600,000, 900,000, 50,000, 100,000, 2,900 and 10,000 of the warrants included in the units sold in our initial public offering, respectively, in privately negotiated transactions. John W. Childs, our Chairman and Chief Executive Officer, is the controlling member of JWC Warrant Holdings and, under the terms of JWC Warrant Holdings’ limited liability company agreement, has sole dispositive control of the 2,241,386 public warrants held by JWC Warrant Holdings. The public warrants purchased on December 21, 2010, were purchased for $0.55 per warrant and the remainder of the public warrants were purchased for $0.67 per warrant. JWC Warrant Holdings may acquire additional public warrants from time to time. John W. Childs disclaims beneficial ownership of the public warrants acquired by JWC Warrant Holdings except to the extent of his pecuniary interest therein.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from July 22, 2010 (inception) through December 31, 2010. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

July 22, 2010
(inception) to
December 31, 2010
Statement of Operations Data:
Operating expenses:
Other general and administrative expenses	$30,541

Loss from operations before other income and income tax expense	(30,541)

Other income (expense):
Interest income	16,373
State taxes, other than income taxes	(19,800)

Total other expense	(3,427)

Loss before income tax expense	(33,968)
Income tax expense	—

Net loss	$(33,968)

Loss per common share:
Basic and diluted	$(0.01)

Weighted average shares outstanding:
Basic and diluted	5,617,533

Balance Sheet Data:
Cash and cash equivalents	$865,355
Cash equivalents held in trust	$124,966,373
Total assets	$126,036,432
Common stock subject to possible redemption (at fair value): 11,640,520 shares at December 31, 2010	$116,405,200
Total stockholders’ equity	$5,000,009
Cash Flow Data:
Net cash used in operating activities	$(142,323)
Net cash used in investing activities	$124,966,373
Net cash provided by financing activities	$125,974,051

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are a blank check company formed on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a middle-market business in the consumer products or specialty retail sectors operating primarily in North America, although we may pursue acquisition opportunities in other sectors or in other geographic regions. Although we do not intend to enter into a business combination with a target business that is affiliated with the Sponsor or our directors or officers, we are not prohibited from doing so.
RESULTS OF OPERATIONS
Results of Operations

Through December 31, 2010, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account. As of December 31, 2010, approximately $125.0 million was held in the trust account (including $4.38 million of deferred underwriting discounts and commissions, $4.0 million from the sale of the Sponsor Warrants and approximately $16,000 in accrued interest) and we had cash outside of trust of approximately $865,000 and approximately $206,000 in accounts payable and accrued expenses. Up to $1.25 million in interest income on the balance of the trust account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through December 31, 2010, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.
For the period from July 22, 2010 (inception) through December 31, 2010, we earned approximately $16,000 in interest income. All of our funds in the trust account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.
We have agreed to pay J.W. Childs, an entity controlled by John W. Childs, our Chairman and Chief Executive Officer, a total of $5,000 per month for office space, administrative services and secretarial support. For the period from July 22, 2010 (inception) through December 31, 2010, the Company paid $10,000 for these costs.
Liquidity and Capital Resources
For the period from July 22, 2010 (inception) through December 31, 2010, we disbursed an aggregate of approximately $690,000 out of the proceeds of our initial public offering not held in trust, for the following purposes:
•	$225,000 for premiums associated with our directors and officers liability insurance; and
•	$465,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.
We believe we have sufficient available funds outside of the trust account to operate through August 23, 2012, which is the date that is 21 months after the closing of our initial public offering, assuming that a business combination is not consummated during that time. However, we cannot assure you this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:
•	due diligence and investigation of prospective target businesses;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;
•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and
•	other miscellaneous expenses.
As indicated in the accompanying financial statements, at December 31, 2010, we had out of trust cash of approximately $865,000 and approximately $206,000 in accounts payable and accrued expenses.
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
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a monthly fee of $5,000 for office space and general and administrative services payable to J.W. Childs, an entity controlled by our Chairman and Chief Executive Officer. We began incurring this fee on November 23, 2010, and will continue to incur this fee monthly until the completion of our initial business combination.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Cash Held in Trust
A total of $124.95 million, including approximately $116.57 million of the net proceeds from our initial public offering, $4.0 million from the sale of the Sponsor Warrants and $4.38 million of deferred underwriting discounts and commissions, has been placed in a trust account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. Treasury bills with a maturity of 180 days or less and money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2010, the balance in the trust account was approximately $124.97 million, which includes approximately $16,000 of interest earned since the inception of the trust.
Loss per Common Share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 5,617,533 for the period from July 22, 2010 (inception) to December 31, 2010 takes into effect the 2,464,286 shares originally outstanding, the surrender of 124,170 of such shares on October 25, 2010 by the Initial Stockholders due to the reduction in size of our initial public offering and the 12,500,000 shares sold in our initial public offering and outstanding since November 22, 2010. The 17,833,333 warrants related to our initial public offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our initial public offering held in the trust account may be invested by the trustee only in U.S. governmental treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors, executive officers and director nominees are as follows:

Name	Age	Position
John W. Childs	69	Chairman and Chief Executive Officer
Adam L. Suttin	43	President
Arthur P. Byrne	65	Vice President
David A. Fiorentino	34	Vice President and Chief Financial Officer
Raymond B. Rudy	79	Vice President
Jeffrey J. Teschke	39	Vice President, Treasurer and Secretary
William E. Watts	58	Vice President
John K. Haley	59	Director
Sonny King	68	Director
John W. Childs is our Chairman and Chief Executive Officer. Mr. Childs has been Chairman and Chief Executive Officer of J.W. Childs since 1995. From 1991 to 1995 Mr. Childs was Senior Managing Director of the Thomas H. Lee Company and from 1987 to 1990 was a Managing Director of Thomas H. Lee Company. Prior to 1987, Mr. Childs was associated with the Prudential Insurance Company of America for 17 years where he held various executive positions in the investment area, ultimately serving as Senior Managing Director in charge of the Capital Markets Group where he was responsible for Prudential’s approximately $77 billion fixed income portfolio, including all the Capital Markets Group’s investments in leveraged acquisitions. He is currently a director of Sunny Delight Beverages Co., Esselte Ltd., Mattress Firm, Inc. and Simcon, Inc. and Chairman of the Board of CHG Healthcare Services, Inc. Mr. Childs graduated from Yale University with a B.A. degree and from Columbia University with an M.B.A. degree. Mr. Childs’ designation as a director and Chairman of our board of directors was based upon his extensive background in the private equity industry and his substantial experience in identifying and acquiring a wide variety of businesses.
Adam L. Suttin is our President. Mr. Suttin co-founded J.W. Childs in 1995 and is a Partner of the firm. From 1989 to 1995 Mr. Suttin was an investment professional at Thomas H. Lee Company. He is currently a Director of Brookstone, Inc., Refrigerator Manufacturers, Inc., Sunny Delight Beverages Co., Esselte Ltd., JA Apparel Corp. (Joseph Abboud), Mattress Firm, Inc., and The NutraSweet Company. Mr. Suttin graduated from the Wharton School of the University of Pennsylvania with a B.S. degree and from the Moore School of Engineering of the University of Pennsylvania with a Bachelor of Applied Science degree.
Arthur P. Byrne is our Vice President. Mr. Byrne has been an Operating Partner of J.W. Childs since August 2002. From 1991 until 2002 he was Chairman, President and CEO of The Wiremold Company From 1985 until 1991, Mr. Byrne was a Group Executive with the Danaher Corporation. Prior to joining Danaher, Mr. Byrne held various positions with the General Electric Company including General Manager of its Nickel Cadmium Battery Operations and its High Intensity and Quartz Lamp Department. Mr. Byrne is currently Chairman of the Board of Esselte Ltd. and a Director of WS Packaging Group, Inc. Mr. Byrne graduated from Boston College with a B.S. degree and from Babson College with an M.B.A. degree.
David A. Fiorentino is our Vice President and Chief Financial Officer. Mr. Fiorentino is a Partner of J.W. Childs. He joined the firm in 2000 after working previously in the investment banking division of Morgan Stanley. He has been involved in numerous investments by J.W. Childs in the consumer products, retail and healthcare sectors and is currently a Director of CHG Healthcare Services, Inc., W/S Packaging Group, Inc., Fitness Quest, Inc., Mattress Firm, Inc., JA Apparel Corp. (Joseph Abboud) and Esselte Ltd. Mr. Fiorentino graduated from Amherst College with a B.A. degree and from Harvard Business School with an M.B.A. degree.
Raymond B. Rudy is our Vice President. Mr. Rudy has been an Operating Partner of J.W. Childs since July 1995. From 1992 until its sale in 1994 he was Deputy Chairman of Snapple Beverage Corp. From 1987 to 1989, Mr. Rudy was President of the Best Foods Affiliates of CPC International. From 1984 to 1986, Mr. Rudy was Chairman, President and CEO of Arnold Foods Company, a leveraged buyout, led by Clayton, Dubilier & Rice. From 1979 to 1984, Mr. Rudy was President of Oroweat Foods Company, a subsidiary of Continental Grain Company. From 1963 to 1979, Mr. Rudy served in various executive positions at General Foods Corporation, including Group Vice President for diversified operations (1973 to 1976) and international development (1976 to 1979). Mr. Rudy is Chairman of the Board of Sunny Delight Beverages Co. Mr. Rudy graduated from UCLA with a B.S. degree and from Xavier University with an M.B.A. degree.

Jeffrey J. Teschke is our Vice President, Treasurer and Secretary. Mr. Teschke is a Partner of J.W. Childs. He joined the firm in 1998 after working at Quad-C Management, Inc., a private equity firm based Charlottesville, VA, from 1996 to 1998 and in the Leveraged Finance Department of Merrill Lynch & Co. from 1994 to 1996. Mr. Teschke has been involved with numerous investments by J.W. Childs in the consumer products sector and is currently a director of Sunny Delight Beverages Co., Esselte Ltd. and Fitness Quest, Inc. Mr. Teschke graduated from the University of Rochester with a B.A. degree and from Harvard Business School with an M.B.A. degree.
William E. Watts is our Vice President. Mr. Watts has been an Operating Partner of J.W. Childs since June 2001. From 1991 to 2001, he was President and Chief Executive Officer of General Nutrition Companies. Prior to being named President and Chief Executive Officer in 1991, Mr. Watts held the positions of President and Chief Operating Officer of General Nutrition, President and Chief Operating Officer of General Nutrition Center, Senior Vice President of Retailing and Vice President of Retail Operations. Mr. Watts currently serves as Chairman of the Board of Mattress Firm, Inc. and JA Apparel Corp. (Joseph Abboud) and is a Director of Brookstone, Inc., Fitness Quest, Inc. and EmployBridge, Inc. Mr. Watts graduated from the State University of New York at Buffalo with a B.A. degree.
John K. Haley joined our board of directors upon the closing of our initial public offering. Mr. Haley also serves on the board of directors of General Growth Properties, Inc. and Body Central Corp. From 1988 through September 2009, Mr. Haley was a partner of the international accounting firm of Ernst & Young LLP, where he worked for more than 30 years. Mr. Haley served nearly 20 years in Ernst & Young’s audit practice and from 1998 until his retirement in 2009 served in a number of leadership roles in the firm’s transaction advisory services group. Mr. Haley’s designation as a director was based upon his over 30 years of financial experience in the audit and transaction services industry.
Sonny King joined our board of directors upon the closing of our initial public offering. Mr. King is Chairman of the Board of Directors and Chief Executive Officer of Advantage Sales and Marketing, Inc. Mr. King has more than 40 years of experience in the consumer packaged goods industry, beginning with Vons Grocery Company in Southern California where he served as Vice President of Grocery and General Merchandise. Mr. King is also a member of the Board of Directors for Students in Free Enterprise (SIFE); GS1, a leading global organization dedicated to the design and implementation of global standards and solutions to improve the efficiency and visibility of supply and demand chains globally and across sectors; and the Advisory Board of Orangewood Children’s Home, in Orange, California. Mr. King completed graduate certificates in Food Marketing and Distributions from both Cornell University and the University of Southern California. Mr. King’s designation as a director was based upon his over 40 years experience in the consumer and retail sectors. Our directors and executive officers are as follows:
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
Code of Ethics
Our board of directors has adopted a code of ethics that applies to our officers, directors and employees and have filed a copy of our code of ethics as an exhibit to our registration statement on Form S-1 (No. 333-168798), as amended. You may review our code of ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.
Audit Committee and Audit Committee Financial Expert
We do not presently have an audit committee of our board of directors. Our board of directors intends to establish an audit committee upon the consummation of an initial business combination and, at that time, adopt a charter for such committee. We do not intend to establish an audit committee prior to such time. Accordingly, we will not have an audit committee financial expert until we consummate our initial business combination.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
None of our executive officers or directors has received any cash compensation for services rendered. Commencing on November 23, 2010 through the earlier of the consummation of our initial business combination and our liquidation, we are obligated to pay J.W. Childs, an entity controlled by our Chairman and Chief Executive Officer, a total of $5,000 per month for office space and administrative services, including secretarial support. This arrangement has been agreed to by J.W. Childs for our benefit and is not intended to provide Mr. Childs compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $5,000 per month fee, no compensation of any kind, including finder’s and consulting fees, has been, or will be, paid to the Sponsor or our executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments made to the Sponsor or our officers, directors or our or their affiliates.
After the completion of our initial business combination, directors or members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Compensation Committee Interlocks and Insider Participation and Compensation Committee Report
We do not presently have a compensation committee of our board of directors. Our board of directors intends to establish a compensation committee upon the consummation of an initial business combination and, at that time, adopt a charter for such committee. We do not feel a compensation committee is necessary prior to a business transaction as there will be no salary, fees or other compensation being paid to our officers or directors prior to our initial business combination other than as disclosed in this report. All members of our board of directors reviewed the “Compensation Discussion and Analysis” and agreed that it should be included in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2011, by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding 14,840,116 shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Approximate
		Percentage of
	Number of Shares	Outstanding Common
Name and Address of Beneficial Owner(1)	Beneficially Owned	Stock(2)
JWC Acquisition, LLC (the Sponsor)(2)(3)	2,014,536	13.9%
John W. Childs(2)(3)	2,014,536	13.9%
Archer Capital Management, L.P.(4)	1,237,500	8.5%

		Approximate
		Percentage of
	Number of Shares	Outstanding Common
Name and Address of Beneficial Owner(1)	Beneficially Owned	Stock(2)
AQR Capital Management, LLC(5)	1,275,750	8.8%
Fir Tree Value Master Fund, L.P.(6)	1,000,000	6.9%
Bulldog Investors(7)	800,000	5.5%
John K. Haley(2)(8)	10,174	*
Sonny King(2)(8)	10,174	*
All directors and executive officers as a group (nine individuals)(2)	2,034,884	14.0%

*	Less than one percent.
(1) Unless otherwise noted, the business address of each of the following is 111 Huntington Avenue, Suite 2900, Boston Massachusetts 02199.
(2) The Sponsor and the Company’s independent directors, Messrs. Haley and King, will be returning to us an aggregate of 305,232 Founder Shares for no consideration because the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments. The presentation of shares held by each of JWC Acquisition, LLC, John W. Childs, John K. Haley and Sonny King, in the table above, reflect the cancellation of 302,180 shares held by the Sponsor and 1,526 shares held by each of John K. Haley and Sonny King.
(3) These shares represent one hundred percent of our shares of common stock held by the Sponsor. Messrs. Childs, Suttin, Byrne, Fiorentino, Rudy, Teschke and Watts are members of the Sponsor. Includes a portion of the Founder Shares that are subject to forfeiture by the Sponsor in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of our initial business combination. John W. Childs has sole voting and dispositive control of the shares of our common stock held by the Sponsor. Mr. Childs disclaims beneficial ownership of these shares except to the extent of his or its pecuniary interest therein.
(4) According to a Schedule 13G filed with the SEC on November 22, 2010 on behalf of Archer Capital Management, L.P., a Delaware limited partnership (“Archer”), as the investment manager to certain private investment funds (the “Funds”), Canton Holdings, L.L.C., a Delaware limited liability company (“Canton”), as the general partner of Archer, Joshua A. Lobel, an individual, as a principal of Canton, and Eric J. Edidin, an individual, as a principal of Canton. Archer, Canton, Mr. Lobel and Mr. Edidin may be deemed the beneficial owners of 1,300,000 shares of the Company’s common stock because Canton, Archer, Mr. Lobel and Mr. Edidin have the power to vote and dispose of 1,237,500 shares of the Company’s common stock held by the Funds. The business address of this stockholder is 570 Lexington Avenue, 40th Floor, New York, New York 10022.
(5) According to a Schedule 13G filed with the SEC on February 11, 2011 on behalf of AQR Capital Management, LLC, a Delaware limited liability company (“AQR”), AQR is the beneficial owner, as of December 31, 2010, of 1,275,750 shares of the Company’s common stock. The business address of this stockholder is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.
(6) According to a Schedule 13G filed with the SEC on November 29, 2010 on behalf of Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“Fir Tree Value”), and Fir Tree, Inc., a New York corporation (“Fir Tree”), Fir Tree Value is the beneficial owner of 1,000,000 shares of the Company’s common stock. Fir Tree may be deemed to beneficially own the shares of common stock held by Fir Tree Value as a result of being the investment manager of Fir Tree Value. Fir Tree has been granted investment discretion over the Company’s common stock held by Fir Tree Value, and thus, has shared power to direct the vote and disposition of 1,000,000 shares of the Company’s common stock. The business address of this stockholder is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.
(7) According to a Schedule 13G filed with the SEC on November 22, 2010 on behalf of Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos. Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors. The business address of this stockholder is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, New Jersey 07663.
(8) For each of Messrs. Haley and King, consists of 11,700 Founder Shares purchased from the sponsor as described below. Includes a portion of the Founder Shares that are subject to forfeiture by each of Messrs. Haley and King in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of our initial business combination.

On August 5, 2010, the Sponsor purchased the Founder Shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on October 25, 2010, the Sponsor returned to us an aggregate of 124,170 of such Founder Shares, which we cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 Founder Shares to John K. Haley and Sonny King, each of whom has agreed to serve on our board of directors upon the closing of our initial public offering. In addition, the Initial Stockholders will be returning to us an aggregate of 305,232 Founder Shares for no consideration because the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments. In addition, the founder earnout shares (equal to 2.0% of our issued and outstanding shares after our initial public offering and the cancellation of the 305,232 shares that our Initial Stockholders are required to return to us for cancellation as a result of the underwriters’ over-allotment option not being exercised) will be subject to forfeiture by our Initial Stockholders in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of our initial business combination.
In addition, the members of the Sponsor purchased the Sponsor Warrants at a price of $0.75 per warrant ($4.0 million in the aggregate) in a private placement that occurred simultaneously with the closing of our initial public offering. Each Sponsor Warrant entitles the holder to purchase one share of our common stock at $11.50 per share. The proceeds from the sale of the Sponsor Warrants were added to the proceeds from our initial public offering held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination by August 23, 2012, which is the date that is 21 months after the closing of our initial public offering, the proceeds of the sale of the Sponsor Warrants will be used to fund the redemption of the Public Shares, and the Sponsor Warrants will expire worthless. The Sponsor Warrants are subject to certain transfer restrictions and will not be redeemable by us so long as they are held by the members of the Sponsor or their permitted transferees. If the Sponsor Warrants are held by holders other than the members of the Sponsor or their permitted transferees, the Sponsor Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. The Sponsor Warrants may also be exercised by holders or their permitted transferees on a cashless basis. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On August 5, 2010, the Sponsor purchased the Founder Shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on October 25, 2010, the Sponsor returned to us an aggregate of 124,170 of such Founder Shares, which we cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 Founder Shares to John K. Haley and Sonny King, each of whom has agreed to serve on our board of directors upon the closing of our initial public offering. In addition, the Initial Stockholders will be returning to us an aggregate of 305,232 Founder Shares for no consideration because the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments.
In connection with the consummation of our initial public offering, members of the Sponsor purchase an aggregate of 5,333,333 Sponsor Warrants in a private placement. Each Sponsor Warrant entitles the holder to purchase one share of our common stock at $11.50 per share. The Sponsor Warrants (including the common stock issuable upon exercise of the sponsor warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.
Each of Messrs. Childs, Suttin, Byrne, Fiorentino, Rudy, Teschke and Watts is a member of JWC Acquisition, LLC. Each of our officers and directors (other than our independent directors) has agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $100 million or more, subject to any pre-existing fiduciary or contractual obligations he might have. If any of our officers or directors (other than our independent directors) becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors (other than our independent directors) currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
J.W. Childs, an entity controlled by Mr. Childs, our Chairman and Chief Executive Officer, has agreed to, from the date that our securities are first quoted on the OTCBB through the earlier of our consummation of a business combination or our liquidation, make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay J.W. Childs $5,000 per month for these services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Childs compensation in lieu of salary. We believe, based on rents and fees for similar services in the Boston metropolitan area, that the fee charged by J.W. Childs is at least as favorable as we could have obtained from an unaffiliated person.
Other than the $5,000 per-month administrative fee paid to J.W. Childs and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.
Prior to the completion of our initial public offering, J.W. Childs advanced to us an aggregate of $25,000 to cover expenses related to our initial public offering. This loan was repaid on November 23, 2010.
In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest on such proceeds that may be released to us for working capital purposes. Up to $500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.
We have entered into a registration rights agreement with respect to the Founder Shares and Sponsor Warrants. The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the sponsor warrant and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to the Registration Rights Agreement entered into in connection with the consummation of our initial public offering. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial business combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, upon the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our business combination, the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (B) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. On March 31, 2011, the parties amended the registration rights agreement to eliminate the expiration date.
Our officers may become involved with subsequent blank check companies similar to the Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company that is not limited to a particular industry until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by August 23, 2012, which is the date that is 21 months after the closing of our initial public offering.
You should also be aware of the following other potential conflicts of interest:
     • None of our officers and directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
     • In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

     • The Initial Stockholders are the holders of the Founder Shares and the Sponsor Warrants. The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of our initial business combination. Additionally, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination by August 23, 2012. If we do not complete our initial business combination within such time frame, the proceeds of the sale of the Sponsor Warrants will be used to fund the redemption of the Public Shares, and the Sponsor Warrants will expire worthless. With certain limited exceptions, the Founder Shares and Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) will not be immediately transferable, assignable or salable by the Initial Stockholders. The Founder Shares may not be transferred, assigned or sold until the earlier of one year after the completion of our initial business combination (or earlier if, subsequent to our business combination, the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination) and the date on which we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Initial Stockholders may not transfer, assign or sell the Sponsor Warrants and the respective common stock underlying such warrants until 30 days after the completion of our initial business combination. Since members of our management and our directors indirectly own shares of our common stock and directly own warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect a business combination.
     • Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to a business combination.
While we do not intend to pursue an initial business combination with a company that is affiliated with the Sponsor or our officers or directors, we are not prohibited from pursuing such a transaction. In the event we seek to complete an initial business combination with such a company, we, or a committee of our independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, that such an initial business combination is fair to the Company from a financial point of view. Furthermore, in no event will the Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination, other than $5,000 per month for office space and administrative services payable to J.W. Childs, an entity owned and controlled by Mr. Childs.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In the event that we submit our initial business combination to our Public Stockholders for a vote, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders and to vote any shares purchased during or after our initial public offering in favor of our initial business combination.
Director Independence
Although we are not required to have a majority of independent directors on our board of directors, we have elected to have a majority of independent directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
Our board of directors has determined that each of Mr. Haley and Mr. King, who joined our board of directors upon the closing of our initial public offering, is an independent director as such term is defined under the rules of the NYSE Amex and Rule 10A-3 of the Exchange Act. Although the Company is not listed on the NYSE Amex, we have voluntarily applied the definition of director independence used by the NYSE Amex in making the determinations with respect to Mr. Haley and Mr. King. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The firm of Rothstein, Kass & Company, P.C. acts as our independent registered public accounting firm. The following is a summary of fees paid to Rothstein, Kass & Company, P.C. for services rendered.
Audit Fees
Fees paid or payable for our independent registered public accounting firm were approximately $73,000 for the services it performed in connection with this report, the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and our initial public offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.
Tax Fees
We have not incurred any fees for tax services.
All Other Fees
There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

Exhibit
Number	Description
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 12, 2010).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

4.4	Warrant Agreement, dated as of November 17, 2010, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

10.1	Promissory Note, dated August 5, 2010, issued to J.W. Childs Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.2	Letter Agreement, dated as of November 16, 2010, among the Company, JWC Acquisition, LLC, J.W. Childs Associates, L.P. and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.3	Letter Agreement, dated as of November 16, 2010, between the Company and John K. Haley (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

Exhibit
Number	Description
10.4	Letter Agreement, dated as of November 16, 2010, between the Company and Sonny King (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.5	Investment Management Trust Agreement, dated as of November 17, 2010, by and among the Company, JWC Acquisition Security Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

10.6	Letter Agreement, dated as of August 5, 2010, between J.W. Childs Associates, L.P. and the Company regarding administrative support (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.7	Form of Registration Rights Agreement among the Company, JWC Acquisition, LLC and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.8	Securities Purchase Agreement, effective as of August 5, 2010, between the Company and JWC Acquisition, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.9	Sponsor Warrants Purchase Agreement, dated as of August 5, 2010, among the Company and the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.10	Amendment to Sponsor Warrants Purchase Agreement, dated as of October 25, 2010, among the Company and the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

10.12	Contribution Agreement, dated as of October 25, 2010, by and between the Company and JWC Acquisition, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.13	Securities Assignment Agreement, dated as of October 25, 2010, among the Company, JWC Acquisition, LLC, John K. Haley and Sonny King (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.14*	Amendment No. 1 to Registration Rights Agreement, dated as of March 31, 2011, among the Company, JWC Acquisition, LLC and each of the members of JWC Acquisition, LLC.

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011	JWC ACQUISITION CORP.
	By:	/s/ John W. Childs
		Name:	John W. Childs
		Title:	Chief Executive Officer

POWER OF ATTORNEY
The undersigned directors and officers of JWC Acquisition Corp. hereby constitute and appoint each of John W. Childs, Adam L. Suttin and David A. Fiorentino, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ John W. Childs John W. Childs	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/s/ Adam L. Suttin Adam L. Suttin	President	March 31, 2011

/s/ David A. Fiorentino David A. Fiorentino	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2011

/s/ Jeffrey J. Teschke Jeffrey J. Teschke	Vice President, Treasurer and Secretary (Principal Accounting Officer)	March 31, 2011

/s/ John K. Haley John K. Haley	Director	March 31, 2011

/s/ Sonny King Sonny King	Director	March 31, 2011

S-1

ITEM 16. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
JWC Acquisition Corp. and Subsidiary
     We have audited the accompanying consolidated balance sheet of JWC Acquisition Corp. and Subsidiary (a corporation in the development stage) (collectively, the “Company”) as of December 31, 2010 and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the period from July 22, 2010 (date of inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of the JWC Acquisition Corp. and Subsidiary (a corporation in the development stage) as of December 31, 2010 and the results of their operations and their cash flow for the period from July 22, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ ROTHSTEIN, KASS & COMPANY, P.C.
Roseland, New Jersey
March 25, 2011

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
Consolidated Balance Sheet
December 31, 2010

Assets:
Current assets:
Cash	$865,355
Prepaid insurance	204,545
Other current assets	159

Total current assets	1,070,059
Investments held in trust	124,966,373

Total assets	$126,036,432

Liabilities and Stockholders’ Equity:
Current liabilities:
Loan payable to related party	$30,049
Franchise tax payable	19,800
Accounts payable and other liabilities	206,374

Total current liabilities	256,223
Deferred offering costs	4,375,000

Total liabilities	4,631,223

Commitment and contingencies

Common stock subject to possible redemption: 11,640,520 shares (at redemption value)	116,405,200

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 14,840,116 shares issued and outstanding (includes 11,640,520 shares subject to possible redemption)	1,484
Additional paid-in capital	5,032,493
Accumulated deficit during the development stage	(33,968)

Total stockholders’ equity, net	5,000,009

Total liabilities and stockholders’ equity	$126,036,432

The accompanying notes are an integral part of these consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Operations
For the period from July 22, 2010 (date of inception) to December 31, 2010

Revenue	$—
General and administrative expenses	50,341

Loss from operations	(50,341)
Interest income	16,373

Loss before provision for income taxes	(33,968)
Provision for income taxes	—

Net loss attributable to common shares outstanding	$(33,968)

Net loss	33,968
Interest earned in Trust Account, attributable to common stock subject to possible redemption, net of tax	—

Net loss applicable to common shareholders	$33,968

Weighted average number of common shares outstanding — basic and diluted	5,617,533
Net loss per common share outstanding, basic and diluted	$0.01

Two Class Method
Weighted average number of common shares outstanding subject to possible redemption	2,993,524
Net loss per common share for shares subject to possible redemption	$0.01

Weighted average number of common shares, excluding shares subject to possible redemption	2,624,009
Net loss per common share, excluding shares subject to possible	$0.01
redemption — basic and diluted
The accompanying notes are an integral part of these consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the period from July 22, 2010 (date of inception) to December 31, 2010

				Accumulated
				Deficit During
			Additional	the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of founder shares to Sponsor at $0.010 per founder share	2,464,286	$246	$24,754	—	$25,000
Return and cancellation on October 25, 2010 of 124,170 of founder shares	(124,170)	(12)	12	—	—
Sale on November 23, 2010 of 12,500,000 units (including 11,659,490 shares subject to possible redemption	12,500,000	1,250	124,998,750	—	125,000,000
Underwriters’ discount and offering expenses	—	—	(7,585,823)	—	(7,585,823)
Proceeds from private placement of 5,333,333 warrants	—	—	4,000,000	—	4,000,000
Proceeds subject to possible redemption of 11,659,490 shares on November 23, 2010	—	—	(116,594,900)	—	(116,594,900)
Decrease in carrying amount of redeemable shares to 11,640,520 shares subject to possible redemption at December 31, 2010	—	—	189,700	—	189,700

Net loss	—	—	—	(33,968)	(33,968)

Balances as of December 31, 2010	14,840,116	$1,484	$5,032,493	$(33,968)	$5,000,009

The accompanying notes are an integral part of these consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
Consolidated Statement of Cash Flows
For the period from July 22, 2010 (date of inception) to December 31, 2010

Cash Flows From Operating Activities:
Net loss	$(33,968)
Changes in operating assets & liabilities:
Prepaid insurance	(204,545)
Other current assets	(159)
Franchise tax payable	19,800
Accounts payable and other liabilities	46,500
Proceeds from loan payable to related party	30,049

Net cash used in operating activities	(142,323)

Cash Flows from Investing Activities:
Investments held in trust	(124,966,373)

Cash used by investing activities	(124,966,373)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Payment of note payable to related party	(25,000)
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from public offering	125,000,000
Proceeds from private placement	4,000,000
Payment of offering costs	(3,050,949)

Net cash provided by financing activities	125,974,051

Increase in cash	865,355
Cash at beginning of period	—

Cash at end of period	$865,355

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred offering costs included in accounts payable and other liabilities	$159,874

Deferred offering costs	$4,375,000

The accompanying notes are an integral part of these consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business Operations
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
Financing
The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective November 17, 2010. The Company consummated the Public Offering on November 23, 2010, and simultaneously with the closing of the Public Offering, the Sponsor purchased $4,000,000 of warrants in a private placement (Note 4).
On November 23, 2010, $124,950,000 from the Public Offering and private placement was placed in the Trust Account (discussed below).
Trust Account
The trust account (the “Trust Account”) can either be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The funds in the Trust Account are held in the name of JWC Acquisition Security Corporation, a wholly-owned subsidiary of the Company qualified as a Massachusetts security corporation (See Note 6).
Except for a portion of interest income earned on the Trust Account balance that may be released to the Company to pay any taxes on such interest and to fund working capital requirements, and any amounts necessary for the Company to purchase up to 15% of the Company’s public shares if the Company seeks stockholder approval of the initial business combination (the “Initial Business Combination”), none of the funds held in trust will be released until the earlier of: (i) the consummation of the Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units being sold in the Public Offering if the Company is unable to consummate an Initial Business Combination within 21 months from the closing of the Public Offering (subject to the requirements of law).
Business Combination
An Initial Business Combination is subject to the following size, focus and stockholder approval provisions:
Size — The prospective target business will not have a limitation to size; however, the Company will not consummate an Initial Business Combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act.
Focus — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses in the consumer products and specialty retail sectors but the Company may pursue opportunities in other business sectors.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Regardless of whether the Company holds a stockholder vote or a tender offer in connection with an Initial Business Combination, a public stockholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. As a result, such shares of common stock will be recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”
Permitted Purchase of Public Shares — If the Company seeks stockholder approval prior to the Initial Business Combination and does not conduct redemptions pursuant to the tender offer rules, prior to the Initial Business Combination, the Company’s Amended and Restated Certificate of Incorporation will permit the release to the Company from the Trust Account amounts necessary to purchase up to 15% of the shares sold in the Public Offering. All shares so purchased by the Company will be immediately cancelled.
Liquidation
If the Company does not consummate an Initial Business Combination by August 23, 2012, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after such redemption shall be distributed to the former public stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 3).
2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.
The consolidated financial statements include the accounts of JWC Acquisition Corp. and its wholly-owned subsidiary, JWC Acquisition Security Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Development Stage Company
The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any income to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following such offering, the Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.
Securities held in Trust
The Company classifies investment in short-term treasury securities as held-to-maturity in accordance with FASB ASC 320, “Investments-Debt and Equity Securities”, as the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.
Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest Income” line item in the statement of operations. Interest income is recognized when earned.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the period from July 22, 2010 (inception) to December 31, 2010, the effect of the 17,833,333 warrants (including 5,333,333 warrants issued to the Sponsors in connection with the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.
The Company’s statement of operations includes a presentation of income per share for common stock in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for the number of shares subject to possible redemption is calculated by dividing the interest earned in the Trust Account, net of applicable income taxes and franchise taxes, attributable to common shares subject to possible redemption by the weighted average number of common shares subject to possible redemption.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at December 31, 2010.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended December 31, 2010.
The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities since inception.
The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Deferred Offering Costs
Deferred offering costs consist principally of legal, accounting, and underwriting fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the receipt of the capital at the closing of the Offering on November 23, 2010.
Redeemable Common Stock
As discussed in Note 1, all of the 12,500,000 common shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.
The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital.
Accordingly, at December 31, 2010, 11,640,520 of the 12,500,000 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at December 31, 2010).
Fair Value of Financial Instruments
Unless otherwise disclosed, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Public Offering
Public Units
On November 23, 2010, the Company sold 12,500,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each unit consists of one share of the Company’s common stock, $0.0001 par value (the “Public Stock”), and one warrant (the “Public Warrants”). The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Public Units solely to cover over-allotments, if any. This option expired unexercised.
Public Warrant Terms and Conditions:
Exercise Conditions — Each Public Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 per share commencing on the later of: (i) the consummation of an Initial Business Combination, or (ii) 12 months from the date of the prospectus for the offering, provided that the Company has an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expire five years from the date of the prospectus, unless earlier redeemed. The Public Warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock exceeds $18.00 per share for any 20 trading days within a 30-trading day period. If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.
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
Accounting — Since the Company is not required to net cash settle the Public Warrants are recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” in accordance with FASB ASC 815-40.
Underwriting Agreement
The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of an Initial Business Combination. Such amount is reflected as deferred offering costs of $4,375,000 on the consolidated balance sheet. The underwriters will not be entitled to any interest accrued on the deferred discount.
4. Related Party Transactions
Founder Shares — In August 2010, the Sponsor purchased 2,464,286 shares of common stock (the “Founder Shares”) for $25,000, or $0.01 per share. Subsequently, on October 25, 2010, the Sponsor returned an aggregate of 124,170 of the Founder Shares to the Company, which the Company cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 of the Founder Shares to John K. Haley and Sonny King, each of whom has agreed to serve on the Company’s board of directors following the closing of the Public Offering. The fair value of the securities transferred was nominal.
On November 23, 2010, members of the Sponsor purchased an aggregate of 5,333,333 warrants (the “Sponsor Warrants”) at $0.75 per warrant (for an aggregate purchase price of $4,000,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.
Forfeiture — The Founder Shares include 305,232 shares of common stock that are subject to forfeiture if and to the extent the underwriters’ over-allotment option is not exercised, so that the Sponsor and its permitted transferees will own 14.0% of the Company’s issued and outstanding shares after the Public Offering.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, 290,697 of the Founder Shares in an amount equal to 2.0% of the Company’s issued and outstanding shares after the Public Offering (“Earnout Shares”), will be subject to forfeiture by the Sponsor in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share for any 20 trading days within any 30-trading day period within 24 months following the closing of the Company’s Initial Business Combination.
Rights — The Founder Shares are identical to the shares of common stock included in the units being sold in the Public Offering except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor has agreed to waive its redemption rights with respect to the Founder Shares and public shares it purchases in connection with the Initial Business Combination and has also waived its redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by August 23, 2012.
Voting — If the Company seeks stockholder approval of its Initial Business Combination, the Sponsor will agree to vote the Founder Shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the Public Offering in favor of the Initial Business Combination.
Liquidation — Although the Sponsor and its permitted transferees waived their redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by August 23, 2012, they will be entitled to redemption rights with respect to any Public Shares they may own.
Exercise Conditions — Each Sponsor Warrant is exercisable into one share of common stock at $11.50 per share. The proceeds from the sale of the Sponsor Warrants was added to the proceeds from the Public Offering held in the Trust Account. The Sponsor Warrants are identical to the warrants included in the units sold in the Public Offering except that the Sponsor Warrants (i) are not redeemable by the Company as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) are subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis.
Accounting — Since the Company is not required to net-cash settle the Sponsor Warrants, management has determined that the Sponsor Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.
Disposition Restrictions
The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares until one year after the completion of its Initial Business Combination or earlier if the last sales price of the Company’s common stock exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of an Initial Business Combination. The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants including the common stock issuable upon exercise of the Sponsor Warrants until 30 days after the completion of an Initial Business Combination.
Registration Rights
The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement. These stockholders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (B) when the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Initial Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective common stock underlying such warrants, 30 days after the completion of the Company’s initial business combination. The Company will bear the costs and expenses of filing any such registration statements.
5. Other Related Party Transactions

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Administrative Services
The Company has agreed to pay up to $5,000 a month in total for office space and general and administrative services to Associates. Services commenced promptly after the date the Company’s securities were first quoted on the OTCBB and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. No payments were made under this agreement during 2010, and as of December 31, 2010, $10,000 is due to associates and was included in accrued expenses.
Loan Payable
For the period from July 22, 2010 (date of inception) to December 31, 2010, associates paid vendor bills on behalf of the Company in the aggregate amount of $30,049. This amount is payable on demand without interest.
Note Payable
On August 5, 2010, the Company issued an unsecured promissory note for $25,000 to Associates; proceeds from the loan were used to fund a portion of the organizational and offering expenses owed by the Company to third parties. The principal balance of the loan was repayable on the earlier of (i) the date of the consummation of the Public Offering or (ii) December 31, 2010. The principal balance was pre-payable without penalty at any time in whole or in part. This note was paid on November 23, 2010.
6. Trust Account
A total of $124,950,000, which includes $120,950,000 of the net proceeds from the Offering and $4,000,000 from the private placement, was placed in the Trust Account.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2010, investment securities in the Company’s Trust Account consist of $124,965,251 Treasury Bills and another $1,122 invested in the “Western Institutional US Treasury Reserves” money market fund, a fund which invests exclusively in U.S. government securities. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2010 are as follows:

		Gross
		Unrealized
		Holding
	Carrying Amount	Gains	Fair Value
Held to maturity:
United States Treasury Securities	$124,965,251	$6,507	$124,971,758
7. Fair Value Measurements
The Company has adopted ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$124,971,758	$124,972,880	$—	$—
8. Income Taxes
Components of the Company’s deferred tax assets are as follows:

Net operating loss carry-forward	$13,512
Less, valuation allowance	(13,512)

$—

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance. The net operating loss carry-forward expires in 2030.
9. Stockholder’s Equity
Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2010, there were 14,840,116 shares of common stock outstanding.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2010, there were no shares of preferred stock outstanding.
10. Stockholder’s Equity
The Sponsor and the Company’s independent directors, Messrs. Haley and King, will be returning to us an aggregate of 305,232 Founder Shares for no consideration because the underwriters of the Public Offering determined that they would not exercise their option to purchase additional units to cover any over-allotments.