Form 10-Q
period 2011-03-31
JWC Acquisition Corp.
filed 2011-05-16
CIK 1498157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-54202
JWC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3092187 (I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
As of May 16, 2011, the registrant had 14,534,884 shares of its common stock, par value $0.0001 per share, outstanding.

JWC ACQUISITION CORP.

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$589,109	$865,355
Prepaid insurance	173,863	204,545
Other current assets	201	159

Total current assets	763,173	1,070,059
Investments held in trust	125,007,960	124,966,373

Total assets	$125,771,133	$126,036,432

Liabilities and Stockholders’ Equity:
Current liabilities:
Loan payable to related party	$30,049	$30,049
Franchise tax payable	45,000	19,800
Accounts payable and other liabilities	71,161	206,374

Total current liabilities	146,210	256,223
Deferred underwriter compensation	4,375,000	4,375,000

Total liabilities	4,521,210	4,631,223

Commitment and contingencies

Common stock subject to possible redemption: 11,624,992 shares (at redemption value) at March 31, 2011 and 11,640,520 shares (at redemption value) at December 31, 2010	116,249,920	116,405,200

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 14,534,884 shares issued and outstanding at March 31, 2011 and 14,840,116 shares issued and outstanding at December 31, 2010	1,453	1,484
Additional paid-in capital	5,187,804	5,032,493
Deficit accumulated during the development stage	(189,254)	(33,968)

Total stockholders’ equity, net	5,000,003	5,000,009

Total liabilities and stockholders’ equity	$125,771,133	$126,036,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

		Period from
	Three Months	July 22, 2010
	Ended	(inception) through
	March 31, 2011	March 31, 2011
Revenue	$—	$—
General and administrative expenses	196,873	247,214

Loss from operations	(196,873)	(247,214)
Interest income	41,587	57,960

Loss before provision for income taxes	(155,286)	(189,254)
Provision for income taxes	—	—

Net loss attributable to common shares outstanding	$(155,286)	$(189,254)

Net loss	$(155,286)	$(189,254)
Interest earned in Trust Account, attributable to common stock subject to possible redemption, net of tax	—	—

Net loss applicable to common shareholders	$(155,286)	$(189,254)

Weighted average number of common shares outstanding — basic and diluted	14,558,891	8,999,901
Net loss per common share outstanding, basic and diluted	$0.01	$0.02

Two Class Method
Weighted average number of common shares outstanding subject to possible redemption	11,622,228	6,251,063
Net loss per common share for shares subject to possible redemption	$0.00	$0.00

Weighted average number of common shares, excluding shares subject to possible redemption	2,936,663	2,748,838
Net loss per common share, excluding shares subject to possible redemption — basic and diluted	$0.05	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity

				Accumulated
				Deficit
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of founder shares to Sponsor at $0.010 per founder share	2,464,286	$246	$24,754	—	$25,000
Return and cancellation on October 25, 2010 of 124,170 of founder shares	(124,170)	(12)	12	—	—
Sale on November 23, 2010 of 12,500,000 units, net of offering expenses (including 11,659,490 shares subject to possible redemption	12,500,000	1,250	124,998,750	—	125,000,000
Underwriters’ discount and offering expenses	—	—	(7,585,823)	—	(7,585,823)
Proceeds from private placement of 5,333,333 warrants	—	—	4,000,000	—	4,000,000
Proceeds subject to possible redemption of 11,659,490 shares at November 23, 2010	—	—	(116,594,900)	—	(116,594,900)
Decrease in carrying amount of redeemable shares to 11,640,520 shares subject to possible redemption at December 31, 2010	—	—	189,700	—	189,700
Net loss	—	—	—	(33,968)	(33,968)

Balances as of December 31, 2010	14,840,116	$1,484	$5,032,493	$(33,968)	$5,000,009

Unaudited:
Forfeiture of common stock issued to initial stockholders on January 8, 2011	(305,232)	(31)	31	—	—
Decrease in carrying amount of redeemable shares to 11,624,992 shares subject to possible redemption at March 31, 2011	—	—	155,280	—	155,280
Net loss	—	—	—	(155,286)	(155,286)

Balances as of March 31, 2011	14,534,884	$1,453	$5,187,804	$(189,254)	$5,000,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
Condensed Consolidated Statement of Cash Flows

		Period from
	Three Months	July 22, 2010
	Ended	(inception) through
	March 31, 2011	March 31, 2011
Cash Flows From Operating Activities:
Net loss	$(155,286)	$(189,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets & liabilities:
Prepaid insurance	30,682	(173,863)
Other current assets	(42)	(201)
Franchise tax payable	25,200	45,000
Accounts payable and other liabilities	(135,213)	71,161
Proceeds from loan payable to related party	—	30,049

Net cash used in operating activities	(234,659)	(217,108)

Cash Flows from Investing Activities:
Change in investments held in trust	(41,587)	(125,007,960)

Net cash used in investing activities	(41,587)	(125,007,960)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Payment of note payable to related party	—	(25,000)
Proceeds from sale of shares to Sponsor	—	25,000
Proceeds from public offering	—	125,000,000
Proceeds from private placement	—	4,000,000
Payment of offering costs	—	(3,210,823)

Net cash provided by financing activities	—	125,814,177

Increase (decrease) in cash	(276,246)	589,109
Cash at beginning of period	865,355	—

Cash at end of period	$589,109	$589,109

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred offering costs	$—	$4,375,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
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
Trust Account
The trust account (the “Trust Account”) can either be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The funds in the Trust Account are held in the name of JWC Acquisition Security Corporation, a wholly-owned subsidiary of the Company qualified as a Massachusetts security corporation (See Note 6).
Except for a portion of interest income earned on the Trust Account balance that may be released to the Company to pay any franchise and income taxes and to fund working capital requirements, and any amounts necessary for the Company to purchase up to 15% of the Company’s public shares if the Company seeks stockholder approval of the Initial Business Combination, none of the funds held in the

Trust Account will be released until the earlier of: (i) the consummation of the Initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to consummate an Initial Business Combination within 21 months from the closing of the Public Offering (subject to the requirements of law).
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
Regardless of whether the Company holds a stockholder vote or a tender offer in connection with an Initial Business Combination, a public stockholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable upon the closing of the Initial Business Combination. As a result, such shares of common stock were recorded at conversion/tender value and classified as temporary equity in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”
Permitted Purchase of Public Shares — If the Company seeks stockholder approval prior to the Initial Business Combination and does not conduct redemptions pursuant to the tender offer rules, prior to the Initial Business Combination, the Company’s Amended and Restated Certificate of Incorporation permits the release to the Company from the Trust Account amounts necessary to purchase up to 15% of the shares sold in the Public Offering. All shares so purchased by the Company will be immediately cancelled.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and the results of operations and cash flows for the period from July 22, 2010 (inception) through March 31, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.
These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011. The December 31, 2010 balance sheet included herein has been derived from those audited consolidated financial statements. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those used in preparing the December 31, 2010 audited consolidated financial statements.
The condensed consolidated financial statements include the accounts of JWC Acquisition Corp. and its wholly-owned subsidiary, JWC Acquisition Security Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Company
The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any income to date. All activity through the date the condensed consolidated financial statements were issued relates to the Company’s organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.
Securities held in Trust Account
The Company classifies investment in short-term treasury securities as held-to-maturity in accordance with FASB ASC 320, as the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
A decline in the market value of held-to-maturity securities below cost that the Company deems to be other than temporary results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.
Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Interest income” line item in the statement of operations. Interest income is recognized when earned.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended March 31, 2011, the effect of the 17,833,333 warrants (including 5,333,333 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.
The Company’s consolidated statement of operations includes a presentation of income per share for common stock in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for the number of shares subject to possible redemption is calculated by dividing the interest earned in the Trust Account, net of applicable income taxes and franchise taxes, attributable to common shares subject to possible redemption, by the weighted average number of common shares subject to possible redemption.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Income Taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at March 31, 2011.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2011, and for the period from July 22, 2010 (inception) through March 31, 2011.
The Company files a U.S. federal income tax return and may file income tax returns in various U.S. states and foreign jurisdictions.
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
Redeemable Common Stock
As discussed in Note 1, all of the 12,500,000 common shares sold as part of units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Amended and Restated Certificate of Incorporation

provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.
The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital.
Accordingly, at March 31, 2011 and December 31, 2010, 11,624,992 and 11,640,520, respectively, of the 12,500,000 public shares are classified outside of permanent equity at the redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at March 31, 2011).
Fair Value of Financial Instruments
Unless otherwise disclosed, the fair value of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
3. Public Offering
Public Units
On November 23, 2010, the Company sold 12,500,000 units at a price of $10.00 per unit in the Public Offering. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant (the “Public Warrants”). The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional units solely to cover over-allotments, if any. This option was not exercised.
Public Warrant Terms and Conditions
Exercise Conditions — Each Public Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $11.50 per share commencing on the later of: (i) the consummation of an Initial Business Combination, or (ii) 12 months from the date of the prospectus for the offering, provided that the Company has an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants (or the Public Warrants are exercisable on a cashless basis) and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expire five years from the date of the completion of an Initial Business Combination, unless earlier redeemed. The Public Warrants are redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock exceeds $18.00 per share for any 20 trading days within a 30-trading day period. If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

Registration Risk — In accordance with the warrant agreement relating to the Public Warrants, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to common stock which would be issued upon exercise of the Public Warrants. In the event that a registration is not effective at the time of exercise, the holders of Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants or be subjected to any other contractual penalty for failure to permit such exercise. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the shares of common stock included in the units.
Accounting — Since the Company is not required to net cash settle the Public Warrants, the Public Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.
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
4. Related Party Transactions
Founder Shares — In August 2010, the Sponsor purchased 2,464,286 shares of common stock (the “Founder Shares”) for $25,000, or $0.01 per share. Subsequently, on October 25, 2010, the Sponsor returned an aggregate of 124,170 of the Founder Shares to the Company, which the Company cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 of the Founder Shares to John K. Haley and Sonny King, each of whom agreed to serve on the Company’s board of directors following the closing of the Public Offering. The fair value of the securities transferred was nominal.
On November 23, 2010, members of the Sponsor purchased an aggregate of 5,333,333 warrants (the “Sponsor Warrants”) at $0.75 per warrant (for an aggregate purchase price of $4,000,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.
Forfeiture — As a result of the underwriters’ over-allotment option not being exercised for the Public Offering, the Sponsor and the Company’s independent directors, John K. Haley and Sonny King (collectively, the “Initial Stockholders”), forfeited an aggregate of 305,232 Founder Shares on January 8, 2011. After giving effect to the forfeitures, the Initial Stockholders own 14% of the Company’s issued and outstanding shares.
In addition, 290,697 of the Founder Shares in an amount equal to 2.0% of the Company’s issued and outstanding shares after the Public Offering (“Earnout Shares”), will be subject to forfeiture by the Initial Stockholders in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of the Company’s Initial Business Combination.
Rights — The Founder Shares are identical to the shares of common stock included in the units sold in the Public Offering except that (i) the Founder Shares will be subject to certain transfer restrictions, as described in more detail below, and (ii) the Initial Stockholders have agreed to waive their redemption rights with respect to the Founder Shares and public shares they purchase in connection with the Initial Business Combination and will also waive their redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by August 23, 2012.
Voting — If the Company seeks stockholder approval of its Initial Business Combination, the Initial Stockholders have agreed to vote the Founder Shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the Public Offering in favor of the Initial Business Combination.
Liquidation — Although the Initial Stockholders and their permitted transferees waived their redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by August 23, 2012, they will be entitled to redemption rights with respect to any public shares they may own.
Sponsor Warrants — Each Sponsor Warrant is exercisable into one share of common stock at $11.50 per share. The proceeds from the sale of the Sponsor Warrants were added to the proceeds from the Public Offering held in the Trust Account. The Sponsor Warrants are identical to the warrants included in the units sold in the Public Offering except that the Sponsor Warrants (i) are not be redeemable by the Company as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) are subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis. Since the Company is not required to net-cash settle the Sponsor Warrants, management has determined that the Sponsor Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.
Disposition Restrictions — The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the completion of the Initial Business Combination or earlier if the last sales price of the Company’s common stock exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of an Initial Business Combination. The members of the Sponsor have agreed not to transfer, assign or sell any of the Sponsor Warrants, including the common stock issuable upon exercise of the Sponsor Warrants, until 30 days after the completion of an Initial Business Combination.
Registration Rights — The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the securities held by them pursuant to the registration rights agreement. These securityholders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act of 1933, as amended (the “Securities Act”). In addition, these securityholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (B) when the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Initial Business

Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective common stock underlying such warrants, 30 days after the completion of the Company’s Initial Business Combination. The Company will bear the costs and expenses of filing any such registration statements.
5. Other Related Party Transactions
Administrative Services
The Company has agreed to pay $5,000 a month in total for office space and general and administrative services to Associates. Services commenced promptly after the date the Company’s securities were first quoted on the OTCBB and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. No payments have been made under this agreement, and as of March 31, 2011, $25,000 is due to Associates and is included in accounts payable and other liabilities.
Loan Payable
For the period from July 22, 2010 (date of inception) to March 31, 2011, Associates paid vendor bills on behalf of the Company in the aggregate amount of $30,049. This amount is payable on demand without interest.
Note Payable
On August 5, 2010, the Company issued an unsecured promissory note for $25,000 to Associates; proceeds from the loan were used to fund a portion of the organizational and offering expenses owed by the Company to third parties. The principal balance of the loan was repayable on the earlier of (i) the date of the consummation of the Public Offering or (ii) December 31, 2010. The principal balance was pre-payable without penalty at any time in whole or in part. This note was repaid on November 23, 2010.
6. Trust Account
A total of $124,950,000, which includes $120,950,000 of the net proceeds from the Public Offering and $4,000,000 from the private placement, was placed in the Trust Account.
As of March 31, 2011, investment securities in the Company’s Trust Account consist of $125,007,469 in U.S. government treasury bills with a maturity of 180 days or less and another $491 invested in the “Western Institutional US Treasury Reserves” money market fund, a fund which invests exclusively in U.S. government securities. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2011 are as follows:

		Gross
		Unrealized
	Carrying	Holding
	Amount	Gains	Fair Value
Held-to-maturity:
United States Treasury Securities	$125,007,469	$6,282	$125,013,751

7. Fair Value Measurements
The Company has adopted ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted		Significant
		Prices in	Significant	Other
	March 31,	Active	Other	Unobservable
	2011	Markets	Observable Inputs	Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$125,014,242	$125,014,242	$—	$—

		Quoted		Significant
		Prices in	Significant	Other
		Active	Other	Unobservable
	December 31,	Markets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$124,972,880	$124,972,880	$—	$—

8. Income Taxes
Components of the Company’s deferred tax assets are as follows:

March 31, 2011 (unaudited)
Net operating loss carryforwards	$25,000
Amortizable start-up costs	50,000
Less, valuation allowance	(75,000)

$—

December 31, 2010
Net operating loss carryforwards	$13,512
Less, valuation allowance	(13,512)

$—

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance. The net operating loss carry-forward expires in 2030.
9. Stockholders’ Equity
Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2011, there were 14,534,884 shares of common stock outstanding.
Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2011, there were no shares of preferred stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “us” or “we” refer to JWC Acquisition Corp. The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report and in the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
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
Results of Operations
Through March 31, 2011, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2011, approximately $125.0 million was held in the Trust Account (including $4.38 million of deferred underwriting discounts and commissions, $4.0 million from the sale of the Sponsor Warrants and approximately $41,587 in accrued interest) and we had cash outside of trust of approximately $589,000 and approximately $71,000 in accounts payable and accrued expenses. Up to $1.25 million in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through March 31, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the period from January 1, 2011 through March 31, 2011, we had a net loss of $155,286 and earned $41,587 in interest income. All of our funds in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.
We have agreed to pay Associates, an entity controlled by John W. Childs, our Chairman and Chief Executive Officer, a total of $5,000 per month for office space, administrative services and secretarial support. For the period from January 1, 2011 through March 31, 2011, the Company accrued a payable of $15,000 for these costs.
Liquidity and Capital Resources
On November 23, 2010, we consummated our Public Offering of 12,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 5,333,333 warrants (the “Sponsor Warrants”) to members of our Sponsor for $4.0 million. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $125.75 million, net of the non-deferred portion of the underwriting commissions of $2.5 million (none of which were incurred from January 1, 2011 through March 31, 2011) and offering costs and other expenses of approximately $750,000 (none of which were incurred from January 1, 2011 through March 31, 2011). For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 6 of the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report. As of March 31, 2011, we had cash of $589,109.
We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with up to $1,250,000 of additional working capital we may need to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. If we are required to seek additional capital, we would need to borrow funds from our Sponsor or management team to operate or may be forced to liquidate. Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.
For the period from January 1, 2011 through March 31, 2011, we disbursed an aggregate of approximately $108,182 out of the proceeds of our Public Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.
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
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $5,000 for office space and general and administrative services payable to Associates, an entity controlled by our Chairman and Chief Executive Officer. We began incurring this fee on November 23, 2010 and will continue to incur this fee monthly until the earlier of the completion of our Initial Business Combination and our liquidation.
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
Cash held in trust
A total of $124.95 million, including approximately $116.57 million of the net proceeds from our Public Offering, $4.0 million from the sale of the Sponsor Warrants and $4.38 million of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. Treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of March 31, 2011, the balance in the Trust Account was approximately $125.01 million, which includes $57,960 of interest earned since the inception of the trust.
Loss per common share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 14,558,891 for the period from January 1, 2011 to March 31, 2011 takes into effect the 305,232 Founder Shares forfeited on January 8, 2011 by the Initial Stockholders due to the underwriters’ over-allotment option not being exercised. The 17,833,333 warrants related to our Public Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We were incorporated in Delaware on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at March 31, 2011 and had not yet commenced any operations. Through March 31, 2011, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at March 31, 2011.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties any of which could result in a significant or material adverse effect on our results of operations or financial condition. Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from our Public Offering
On November 23, 2010, we consummated our Public Offering of 12,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $11.50 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Initial Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $125,000,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and as representative of I-Bankers Securities, Inc., Ladenburg Thalmann & Co. Inc. and Maxim Group LLC. (together, the “Underwriters”). The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-168798). The SEC declared the registration statement effective on November 17, 2010.
We paid a total of $2.5 million in underwriting discounts and commissions (none of which were incurred from January 1, 2011 through March 31, 2011) and approximately $750,000 for other costs and expenses related to the offering (none of which were incurred from January 1, 2011 through March 31, 2011). In addition, the Underwriters agreed to defer $4.375 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination if consummated. We also repaid Associates in satisfaction of an outstanding promissory note after the closing of our Public Offering.
We also consummated the simultaneous private sale of 5,333,333 Sponsor Warrants to members of our Sponsor at a price of $0.75 per warrant (for an aggregate purchase price of $4,000,000). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of our Initial Business Combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with the members of our Sponsor) and they will not be redeemable by the Company so long as they are held by members of our Sponsor or their permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.
After deducting the underwriting discounts and commissions (excluding the deferred portion of $4.375 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was $125,750,000 of which $124,950,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account.
Purchases of Equity Securities
The following table sets forth purchases of Public Warrants by JWC Warrant Holdings, LLC (“JWC Warrant Holdings”) for the period from January 1, 2011 to March 31, 2011.

	Total number	Average price
	of warrants	paid per
Period	purchased(1)	warrant(1)
January 1, 2011 — January 31, 2011	2,228,486	$0.62
February 1, 2011 — February 28, 2011	12,900	$0.67
March 1, 2011 — March 31, 2011	—	—
Total	2,241,386	$0.62

(1)	The information in the table is based on information available to us from public filings made by JWC Warrant Holdings and from disclosures to us by JWC Warrant Holdings. We have also been informed that JWC Warrant Holdings purchased 510,000 Public Warrants at an average price of $0.83 per warrant in April 2011 and 1,765,000 Public Warrants at an average price of $0.88 per warrant during May 2011. We have been informed that all of these purchases of Public Warrants by JWC Warrant Holdings were made through a broker-dealer, reported on the Over-The-Counter Bulletin Board quotation system and were not part of any publicly announced plan or program. John W. Childs, our Chairman and Chief Executive Officer, is the controlling member of JWC Warrant Holdings and, under the terms of JWC Warrant Holdings’ limited liability company agreement, has sole dispositive control of the 4,516,886 Public Warrants held by JWC Warrant Holdings. Mr. Childs disclaims beneficial ownership of such warrants acquired by JWC Warrant Holdings except to the extent of his pecuniary interest therein.
We have been informed by JWC Warrant Holdings that it may discontinue acquiring additional Public Warrants at any time without notice to the Company or any other party and it may acquire additional Public Warrants from time to time in open market or privately negotiated transactions.
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

JWC ACQUISITION CORP. Date: May 16, 2011
/s/ John W. Childs
Name:	John W. Childs
Title:	Chief Executive Officer (principal executive officer)

/s/ David A. Fiorentino
Name:	David A. Fiorentino
Title:	Chief Financial Officer (principal financial officer)