Form 10-Q
period 2011-06-30
JWC Acquisition Corp.
filed 2011-08-15
CIK 1498157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes ☑ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

As of August 12, 2011, the registrant had 14,534,884 shares of its common stock, par value $0.0001 per share, outstanding.

JWC ACQUISITION CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets:
Current assets:
Cash	$532,701	$865,355
Prepaid insurance	143,181	204,545
Other current assets	146	159
Total current assets	676,028	1,070,059
Investments held in trust	125,031,343	124,966,373
Total assets	$125,707,371	$126,036,432
Liabilities and Stockholders’ Equity:
Current liabilities:
Loan payable to related party	$30,049	$30,049
Franchise tax payable	80,951	19,800
Accounts payable and other liabilities	48,747	206,374
Total current liabilities	159,747	256,223
Deferred offering costs	4,375,000	4,375,000
Total liabilities	4,534,747	4,631,223
Commitment and contingencies
Common stock subject to possible redemption: 11,617,262 shares (at redemption value) at June 30, 2011 and 11,640,520 shares (at redemption value) at December 31, 2010	116,172,620	116,405,200
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 14,534,884 shares issued and outstanding at June 30, 2011 and 14,840,116 shares issued and outstanding at December 31, 2010	1,453	1,484
Additional paid-in capital	5,265,104	5,032,493
Deficit accumulated during the development stage	(266,553)	(33,968)
Total stockholders’ equity, net	5,000,004	5,000,009
Total liabilities and stockholders’ equity	$125,707,371	$126,036,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2011 (Unaudited)	Six Months Ended June 30, 2011 (Unaudited)	July 22, 2010 (date of inception) to June 30, 2011 (Unaudited)
Revenue	$—	$—	$—
General and administrative expenses	100,682	297,555	347,896
Loss from operations	(100,682)	(297,555)	(347,896)
Interest income	23,383	64,970	81,343
Loss before provision for income taxes	(77,299)	(232,585)	(266,553)
Provision for income taxes	—	—	—
Net loss attributable to common shares outstanding	$(77,299)	$(232,585)	$(266,553)
Net loss	$(77,299)	$(232,585)	$(266,553)
Interest earned in Trust Account, attributable to common stock subject to possible redemption, net of tax	—	—	—
Net loss applicable to common shareholders	$(77,299)	$(232,585)	$(266,553)
Weighted average number of common shares outstanding — basic and diluted	14,534,884	14,546,689	10,542,987
Net loss per common share outstanding, basic and diluted	$0.01	$0.02	$0.03
Two Class Method Weighted average number of common shares outstanding subject to possible redemption	12,500,000	12,500,000	8,333,333
Net loss per common share for shares subject to possible redemption	$—	$—	$—
Weighted average number of common shares, excluding shares subject to possible redemption	2,034,884	2,046,689	2,209,654
Net loss per common share, excluding shares subject to possible redemption — basic and diluted	$(0.04)	$(0.11)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Deficit During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of founder shares to Sponsor at $0.010 per founder share	2,464,286	$246	$24,754	—	$25,000
Return and cancellation on October 25, 2010 of 124,170 of founder shares	(124,170)	(12)	12	—	—
Sale on November 23, 2010 of 12,500,000 units, net of offering expenses (including 11,659,490 shares subject to possible redemption)	12,500,000	1,250	124,998,750	—	125,000,000
Underwriters’ discount and offering expenses	—	—	(7,585,823)	—	(7,585,823)
Proceeds from private placement of 5,333,333 warrants	—	—	4,000,000	—	4,000,000
Proceeds subject to possible redemption of 11,659,490 shares at November 23, 2010	—	—	(116,594,900)	—	(116,594,900)
Decrease in carrying amount of redeemable shares to 11,640,520 shares subject to possible redemption at December 31, 2010	—	—	189,700	—	189,700
Net loss	—	—	—	(33,968)	(33,968)
Balances as of December 31, 2010	14,840,116	$1,484	$5,032,493	$(33,968)	$5,000,009
Unaudited:
Forfeiture of common stock issued to initial stockholders on January 8, 2011	(305,232)	(31)	31	—	—
Decrease in carrying amount of redeemable shares to 11,617,262 shares subject to possible redemption at June 30, 2011	—	—	232,580	—	232,580
Net loss	—	—	—	(232,585)	(232,585)
Balances as of June 30, 2011	14,534,884	$1,453	$5,265,104	$(266,553)	$5,000,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2011	July 22, 2010 (date of inception) to June 30, 2011
Cash Flows From Operating Activities:
Net loss	$(232,585)	$(266,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets & liabilities:
Prepaid insurance	61,364	(143,181)
Other current assets	13	(146)
Franchise tax payable	61,151	80,951
Accounts payable and other liabilities	(157,627)	48,747
Proceeds from loan payable to related party	—	30,049
Net cash used in operating activities	(267,684)	(250,133)
Cash Flows from Investing Activities:
Change in investments held in trust	(64,970)	(125,031,343)
Net cash used in investing activities	(64,970)	(125,031,343)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Payment of note payable to related party	—	(25,000)
Proceeds from sale of shares to Sponsor	—	25,000
Proceeds from public offering	—	125,000,000
Proceeds from private placement	—	4,000,000
Payment of offering costs	—	(3,210,823)
Net cash provided by financing activities	—	125,814,177
Increase (decrease) in cash	(332,654)	532,701
Cash at beginning of period	865,355	—
Cash at end of period	$532,701	$532,701
Supplemental Disclosure of Non-Cash Financing Activities:
Deferred offering costs	$—	$4,375,000

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

2.              Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and the results of operations and cash flows for the periods presented, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended June 30, 2011, the effect of the 17,833,333 warrants (including 5,333,333 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

Income Taxes

The Company complies with GAAP which requires an asset and liability approach to financial reporting for income taxes. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at June 30, 2011.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2011, and for the period from July 22, 2010 (inception) through June 30, 2011.

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

Accordingly, at June 30, 2011 and December 31, 2010, 11,617,262 and 11,640,520, respectively, of the 12,500,000 public shares are classified outside of permanent equity at the redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at June 30, 2011).

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

Accounting — Since the Company is not required to net cash settle the Public Warrants, the Public Warrants are recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

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

Rights — The Founder Shares are identical to the shares of common stock included in the units sold in the Public Offering except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Initial Stockholders have agreed to waive their redemption rights with respect to the Founder Shares and public shares they purchase in connection with the Initial Business Combination and will also waive their redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by August 23, 2012.

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

Sponsor Warrants — Each Sponsor Warrant is exercisable into one share of common stock at $11.50 per share. The proceeds from the sale of the Sponsor Warrants were added to the proceeds from the Public Offering held in the Trust Account. The Sponsor Warrants are identical to the warrants included in the units sold in the Public Offering except that the Sponsor Warrants (i) will not be redeemable by the Company as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) are subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis. Since the Company is not required to net-cash settle the Sponsor Warrants, management has determined that the Sponsor Warrants are classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Transfer Restrictions

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

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.             Other Related Party Transactions

 Administrative Services

The Company has agreed to pay $5,000 a month in total for office space and general and administrative services to Associates. Services commenced promptly after the date the Company’s securities were first quoted on the OTCBB and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. No payments have been made under this agreement, and as of June 30, 2011, $40,000 is due to Associates and is included in accounts payable and other liabilities.

Loan Payable

For the period from July 22, 2010 (date of inception) to June 30, 2011, Associates paid vendor bills on behalf of the Company in the aggregate amount of $30,049. This amount is payable on demand without interest.

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

As of June 30, 2011, investment securities in the Company’s Trust Account consist of $125,031,343 invested in the “Western Institutional US Treasury Reserves” money market fund, a fund which invests exclusively in U.S. government securities.  The carrying amount approximates fair value at June 30, 2011.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in trust account	$125,031,343	$125,031,343	$-	$-

Description	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in trust account	$124,972,880	$124,972,880	$-	$-

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.              Income Taxes

Components of the Company’s deferred tax assets are as follows:

June 30, 2011 (unaudited)

Net operating loss carryforwards	37,000

Amortizable start-up costs	53,000

Less, valuation allowance	90,000

$—

December 31, 2010

Net operating loss carryforwards	13,512

Less, valuation allowance	(13,512)

$—

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance. The net operating loss carry-forward expires in 2030.

9.             Stockholder’s Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2011, there were 14,534,884 shares of common stock outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2011, there were no shares of preferred stock outstanding.

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

Results of Operations

Through June 30, 2011, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of June 30, 2011, approximately $125.0 million was held in the Trust Account (including $4.38 million of deferred underwriting discounts and commissions, $4.0 million from the sale of the Sponsor Warrants (defined below) and approximately $81,343 in accrued interest) and we had cash outside of trust of $532,701 and $48,747 in accounts payable and accrued expenses. Up to $1.25 million in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through June 30, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the period from January 1, 2011 through June 30, 2011, we had a net loss of $232,585 and earned $64,970 in interest income. All of our funds in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We have agreed to pay Associates, an entity controlled by John W. Childs, our Chairman and Chief Executive Officer, a total of $5,000 per month for office space, administrative services and secretarial support. For the period from January 1, 2011 through June 30, 2011, the Company accrued a payable of $40,000 for these costs.

Liquidity and Capital Resources

On November 23, 2010, we consummated our Public Offering of 12,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 5,333,333 warrants (the “Sponsor Warrants”) to members of our Sponsor for $4.0 million. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $125.75 million, net of the non-deferred portion of the underwriting commissions of $2.5 million (none of which were incurred from January 1, 2011 through June 30, 2011) and offering costs and other expenses of approximately $750,000 (none of which were incurred from January 1, 2011 through June 30, 2011). For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 6 of the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report. As of June 30, 2011, we had cash of $532,701.

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

For the period from January 1, 2011 through June 30, 2011, we disbursed an aggregate of approximately $267,684 out of the proceeds of our Public Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Cash held in trust

A total of $124.95 million, including approximately $116.57 million of the net proceeds from our Public Offering, $4.0 million from the sale of the Sponsor Warrants and $4.38 million of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. Treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of June 30, 2011, the balance in the Trust Account was approximately $125.0 million, which includes $81,343 of interest earned since the inception of the trust.

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 14,534,884 for the period from January 1, 2011 to June 30, 2011 takes into effect the 305,232 Founder Shares forfeited on January 8, 2011 by the Initial Stockholders due to the underwriters’ over-allotment option not being exercised. The 17,833,333 warrants related to our Public Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at June 30, 2011 and had not yet commenced any operations. Through June 30, 2011, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at June 30, 2011.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from our Public Offering

On November 23, 2010, we consummated our Public Offering of 12,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $11.50 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Initial Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $125,000,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and as representative of I-Bankers Securities, Inc., Ladenburg Thalmann & Co. Inc. and Maxim Group LLC. (together, the “Underwriters”). The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-168798). The SEC declared the registration statement effective on November 17, 2010.

We paid a total of $2.5 million in underwriting discounts and commissions (none of which were incurred from January 1, 2011 through June 30, 2011) and approximately $750,000 for other costs and expenses related to the offering (none of which were incurred from January 1, 2011 through March 31, 2011). In addition, the Underwriters agreed to defer $4.375 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination if consummated. We also repaid Associates in satisfaction of an outstanding promissory note after the closing of our Public Offering.

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

Purchases of Equity Securities

The following table sets forth purchases of Public Warrants by JWC Warrant Holdings, LLC (“JWC Warrant Holdings”) for the period from April 1, 2011 to June  30, 2011.

	Total number	Average price
	of warrants	paid per
Period	purchased(1)	warrant(1)
April 1, 2011 — April 30, 2011	960,000	$0.84
May 1, 2011 — May 31, 2011	1,315,000	$0.90
June 1, 2011 — June 30, 2011	—	—
Total	2,275,000	$0.87

_____________________________
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JWC ACQUISITION CORP.
Date: August 12, 2011

/s/ John W. Childs
Name: John W. Childs
Title: Chief Executive Officer (principal executive officer)

/s/ David A. Fiorentino
Name: David A. Fiorentino
Title: Chief Financial Officer (principal financial officer)