Form 10-Q
period 2011-09-30
JWC Acquisition Corp.
filed 2011-11-14
CIK 1498157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes ☑ No ☐

As of November 11, 2011, the registrant had 14,534,884 shares of its common stock, par value $0.0001 per share, outstanding.

JWC ACQUISITION CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JWC ACQUISTION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current assets:
Cash	$522,953	$865,355
Prepaid insurance	112,499	204,545
Other current assets	211	159
Total current assets	635,663	1,070,059
Investments held in trust	125,077,148	124,966,373
Total assets	$125,712,811	$126,036,432

Liabilities and Stockholders' Equity:
Current liabilities:
Loan payable to related party	$30,049	$30,049
Franchise tax payable	121,427	19,800
Accounts payable and other liabiliites	69,638	206,374
Total current liabilities	221,114	256,223
Deferred offering costs	4,375,000	4,375,000
Total liabilities	4,596,114	4,631,223

Commitment and contingencies

Common stock subject to possible redemption: 11,611,670 (at redemption value) at September 30, 2011 and 11,640,520 shares (at redemption value) at December 31, 2010	116,116,696	116,405,200

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 14,534,884 shares issued and outstanding at September 30, 2011 and 14,840,116 shares issued and outstanding at December 31, 2010	1,453	1,484
Additional paid-in capital	5,321,029	5,032,493
Retained earnings during the development stage	(322,481)	(33,968)
Total stockholders' equity, net	5,000,001	5,000,009
Total liabilities and stockholders' equity	$125,712,811	$126,036,432

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

JWC ACQUISTION CORP. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months	Nine Months	July 22, 2010	July 22, 2010
	Ended	Ended	(date of inception) to	(date of inception) to
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$-	$-	$-	$-
General and administrative expenses	101,733	399,288	5,113	449,629
Loss from operations	(101,733)	(399,288)	(5,113)	(449,629)
Interest income	45,805	110,775		127,148
Loss before provision for income taxes	(55,928)	(288,513)	(5,113)	(322,481)
Provision for income taxes	-	-	-	-
Net loss attributable to common shares outstanding	$(55,928)	$(288,513)	$(5,113)	$(322,481)

Net loss	$(55,928)	$(288,513)	$(5,113)	$(322,481)
Interest earned in Trust Account, attributable to common stock subject to possible redemption, net of tax	-	-	-	-
Net loss applicable to common shareholders	$(55,928)	$(288,513)	$(5,113)	$(322,481)

Weighted average number of common shares outstanding - basic and diluted	14,534,884	14,542,710	2,464,286	11,440,368
Net loss per common share outstanding, basic and diluted	$0.00	$(0.02)	$(0.00)	$(0.03)

Two Class Method
Weighted average number of common shares outstanding subject to possible redemption	11,611,670	11,611,670	-	9,263,658
Net loss per common share for shares subject to possible redemption	$0.01	$0.01	$0.00	$0.01

Weighted average number of common shares, excluding shares subject to possible redemption	2,923,214	2,931,040	-	2,176,710
Net loss per common share, excluding shares subject to possible redemption - basic and diluted	$(0.02)	$(0.10)	$0.00	$(0.15)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

JWC ACQUISTION CORP. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity

	Common Stock		Additional Paid-in	Accumulated Deficit During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of founder shares to Sponsor at $0.010 per founder share	2,464,286	$246	$24,754	-	$25,000
Return and cancellation on October 25, 2010 of 124,170 of founder shares	(124,170)	(12)	12	-	-

Sale on November 23, 2010 of 12,500,000 units, net of offering expenses (including 11,659,490 shares subject to possible redemption)	12,500,000	1,250	124,998,750	-	125,000,000

Underwriters' discount and offering expenses	-	-	(7,585,823)	-	(7,585,823)

Proceeds from private placement of 5,333,333 warrants	-	-	4,000,000	-	4,000,000

Proceeds subject to possible redemption of 11,659,490 shares at November 23, 2010	-	-	(116,594,900)	-	(116,594,900)

Decrease in carrying amount of redeemable shares to 11,640,520 shares subject to possible redemption at December 31, 2010	-	-	189,700	-	189,700

Net loss	-	-	-	(33,968)	(33,968)

Balances as of December 31, 2010	14,840,116	$1,484	$5,032,493	$(33,968)	$5,000,009

Unaudited:
Forfeiture of common stock issued to initial stockholders on January 8, 2011	(305,232)	(31)	31	-	-

Decrease in carrying amount of redeemable shares to 11,611,670 shares subject to possible redemption at September 30, 2011	-	-	288,505	-	288,505

Net loss	-	-	-	(288,513)	(288,513)

Balances as of September 30, 2011	14,534,884	$1,453	$5,321,029	$(322,481)	$5,000,001

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

JWC ACQUISTION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months	July 22, 2010	July 22, 2010
	Ended	(date of inception) to	(date of inception) to
	September 30, 2011	September 30, 2010	September 30, 2011
Cash Flows From Operating Activities:
Net loss	$(288,513)	$(5,113)	$(322,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets & liabilities:
Prepaid insurance	92,046		(112,499)
Other current assets	(51)	(100)	(211)
Franchise tax payable	101,627		121,427
Accounts payable and other liabilities	(136,736)	5,030	69,638
Proceeds from loan payable to related party	-		30,049
Net cash used in operating activities	(231,627)	(183)	(214,077)

Cash Flows from Investing Activities:
Change in investments held in trust	(110,775)		(125,077,148)
Net cash used in investing activities	(110,775)	-	(125,077,148)

Cash Flows f'rom Financing Activities:
Proceeds from note payable to related party		25,000	25,000
Payment of note payable to related party			(25,000)
Proceeds from sale of shares to Sponsor		25,000	25,000
Proceeds from public offering			125,000,000
Proceeds from private placement			4,000,000
Payment of offering costs		(18,454)	(3,210,822)
Net cash provided by financing activities	-	31,546	125,814,178

Increase (decrease) in cash	(342,402)	31,363	522,953
Cash at beginning of period	865,355	-	-
Cash at end of period	$522,953	$31,363	$522,953

Supplemental Disclosure of Non-Cash Financing Activities:
Payments of offering costs by affiliate	$30,095	$30,095	$30,095
Deferred offering costs	$4,375,000	$50,500	$4,375,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2011 and the results of operations and cash flows for the period from July 22, 2010 (inception) through September 30, 2011 and September 30, 2010, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.  The December 31, 2010 balance sheet included herein has been derived from those audited consolidated financial statements.  The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those used in preparing the December 31, 2010 audited consolidated financial statements.

The condensed consolidated interim financial statements include the accounts of JWC Acquisition Corp. and its wholly-owned subsidiary, JWC Acquisition Security Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any income to date. All activity through the date the condensed consolidated interim financial statements were issued relates to the Company’s organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Interest income” line item in the statement of operations. Interest income is recognized when earned.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended September 30, 2011, the effect of the 17,833,333 warrants (including 5,333,333 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

The Company’s condensed consolidated statement of operations includes a presentation of income per share for common stock in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for the number of shares subject to possible redemption is calculated by dividing the interest earned in the Trust Account, net of applicable income taxes and franchise taxes, attributable to common shares subject to possible redemption, by the weighted average number of common shares subject to possible redemption.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

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

The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated interim financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at September 30, 2011.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2011, and for the period from July 22, 2010 (inception) through September 30, 2011.

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

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

 NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

Accordingly, at September 30, 2011 and December 31, 2010, 11,611,670 and 11,640,520, respectively, of the 12,500,000 public shares are classified outside of permanent equity at the redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.77 at September 30, 2011).

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated interim financial statements.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

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

Sponsor Warrants — Each Sponsor Warrant is exercisable into one share of common stock at $11.50 per share. The proceeds from the sale of the Sponsor Warrants were added to the proceeds from the Public Offering held in the Trust Account. The Sponsor Warrants are identical to the warrants included in the units sold in the Public Offering except that the Sponsor Warrants (i) will not be redeemable by the Company as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) are subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis. Since the Company is not required to net-cash settle the Sponsor Warrants, management has determined that the Sponsor Warrants recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

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

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

Registration Rights

The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the securities held by them pursuant to the registration rights agreement. These security holders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act of 1933, as amended (the “Securities Act”). In addition, these security holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (B) when the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Initial Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective common stock underlying such warrants, 30 days after the completion of the Company’s Initial Business Combination. The Company will bear the costs and expenses of filing any such registration statements.

5.  Other Related Party Transactions

 Administrative Services

The Company has agreed to pay $5,000 a month in total for office space and general and administrative services to Associates. Services commenced promptly after the date the Company’s securities were first quoted on the OTCBB and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. No payments have been made under this agreement, and as of September 30, 2011, $55,000 is due to Associates and is included in accounts payable and other liabilities.

Loan Payable

For the period from July 22, 2010 (date of inception) to September 30, 2011, Associates paid vendor bills on behalf of the Company in the aggregate amount of $30,049. This amount is payable on demand without interest.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

6.   Trust Account

A total of $124,950,000, which includes $120,950,000 of the net proceeds from the Public Offering and $4,000,000 from the private placement, was placed in the Trust Account.

As of September 30, 2011, investment securities in the Company’s Trust Account consist of $125,077,148 invested in the “Western Institutional US Treasury Reserves” money market fund, a fund which invests exclusively in U.S. government securities.  The carrying amount approximates fair value at September 30, 2011.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$125,077,148	$125,077,248	$-	$-

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

Description	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$124,966,373	$124,966,373	$-	$-

8.  Income Taxes

Components of the Company’s deferred tax assets are as follows:

September 30, 2011 (unaudited)

Net operating loss carryforwards	$46,000

Amortizable start-up costs	52,000

Less, valuation allowance	(98,000))

$—

December 31, 2010

Net operating loss carryforwards	$14,000

Less, valuation allowance	(14,000)

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

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

9.  Stockholder’s Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2011, there were 14,534,884 shares of common stock outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2011, there were no shares of preferred stock outstanding.

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

Results of Operations

Through September 30, 2011, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of September 30, 2011, approximately $125.0 million was held in the Trust Account (including $4.38 million of deferred underwriting discounts and commissions, $4.0 million from the sale of the Sponsor Warrants (defined below) and approximately $127,148 in accrued interest) and we had cash outside of trust of $522,953 and $69,638 in accounts payable and accrued expenses. Up to $1.25 million in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through September 30, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the period from January 1, 2011 through September 30, 2011, we had a net loss of $288,513 and earned $110,775 in interest income. All of our funds in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We have agreed to pay Associates, an entity controlled by John W. Childs, our Chairman and Chief Executive Officer, a total of $5,000 per month for office space, administrative services and secretarial support. For the period from January 1, 2011 through September 30, 2011, the Company accrued a payable of $55,000 for these costs.

Liquidity and Capital Resources

On November 23, 2010, we consummated our Public Offering of 12,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 5,333,333 warrants (the “Sponsor Warrants”) to members of our Sponsor for $4.0 million. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $125.75 million, net of the non-deferred portion of the underwriting commissions of $2.5 million (none of which were incurred from January 1, 2011 through September 30, 2011) and offering costs and other expenses of approximately $750,000 (none of which were incurred from January 1, 2011 through September 30, 2011). For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 6 of the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report. As of September 30, 2011, we had cash of $522,953.

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

For the period from January 1, 2011 through September 30, 2011, we disbursed an aggregate of approximately $272,844 out of the proceeds of our Public Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Cash held in trust

A total of $124.95 million, including approximately $116.57 million of the net proceeds from our Public Offering, $4.0 million from the sale of the Sponsor Warrants and $4.38 million of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. Treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2011, the balance in the Trust Account was approximately $125.0 million, which includes $127,148 of interest earned since the inception of the trust.

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 14,542,710 for the period from January 1, 2011 to September 30, 2011 takes into effect the 305,232 Founder Shares forfeited on January 8, 2011 by the Initial Stockholders due to the underwriters’ over-allotment option not being exercised. The 17,833,333 warrants related to our Public Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at September 30, 2011 and had not yet commenced any operations. Through September 30, 2011, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at September 30, 2011.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

We paid a total of $2.5 million in underwriting discounts and commissions (none of which were incurred from January 1, 2011 through September 30, 2011) and approximately $750,000 for other costs and expenses related to the offering (none of which were incurred from January 1, 2011 through September 30, 2011). In addition, the Underwriters agreed to defer $4.375 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination if consummated. We also repaid Associates in satisfaction of an outstanding promissory note after the closing of our Public Offering.

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
Date: November 14, 2011

/s/ John W. Childs
Name: John W. Childs
Title: Chief Executive Officer (principal executive officer)

/s/ David A. Fiorentino
Name: David A. Fiorentino
Title: Chief Financial Officer (principal financial officer)