Form 10-K
period 2011-12-31
JWC Acquisition Corp.
filed 2012-03-15
CIK 1498157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the transition period from _________ to _________

Commission File Number: 000-54202

JWC ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3092187
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Bay Colony Corporate Center – North Entrance

1000 Winter Street - Suite 4300

Waltham, Massachusetts 02451

(Address of Principal Executive Offices, including Zip Code)

(617) 753-1100

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: (i) Units consisting of one share of Common Stock and one Warrant, (ii) Common Stock included in the Units, par value $0.0001 per share, and (iii) Warrants included in the Units, exercisable for Common Stock at an exercise price of $11.50 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer☒	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed as of December 30, 2011 (the last business day of the registrant’s most recent fiscal quarter), was $121,875,000.

As of March 9, 2012, there were 14,534,884 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

·	our ability to complete our initial business combination;

·	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

·	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

·	our potential ability to obtain additional financing to complete our initial business combination;

·	our pool of prospective target businesses;

·	the ability of our officers and directors to generate a number of potential investment opportunities;

·	our public securities’ liquidity and trading;

·	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

·	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 10. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to JWC Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to JWC Acquisition, LLC, a Delaware limited liability company.

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a blank check company formed in Delaware on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a middle-market business in the consumer products or specialty retail sectors operating primarily in North America, although we may pursue acquisition opportunities in other sectors or in other geographic regions. In addition, we will not effect a business combination with a another blank check company or a similar company with nominal operations.

On November 23, 2010, we consummated our initial public offering of 12,500,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $11.50 per share. The shares of our common stock sold as part of the units in our initial public offering are referred to in this report as our “Public Shares.” The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $125 million. Prior to the consummation of our initial public offering, on August 5, 2010, the Sponsor purchased an aggregate of 2,464,286 shares of our common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on October 25, 2010, the Sponsor returned to us an aggregate of 124,170 of such Founder Shares, which we cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 Founder Shares to John K. Haley and Sonny King, each of whom agreed to serve on our board of directors upon the closing of our initial public offering. In addition, on January 8, 2011, the Sponsor and Messrs. Haley and King (the “Initial Stockholders”) returned an aggregate of 305,232 Founder Shares to us for no consideration due to the underwriters’ over-allotment option not being exercised.

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

After deducting underwriting discounts and commissions and offering expenses, approximately $125.0 million of the proceeds of our initial public offering and the private placement of the Sponsor Warrants (or approximately $10.00 per unit sold in our initial public offering) was placed in a trust account with Continental Stock Transfer & Trust Company as trustee. The funds held in the trust account are held in the name of JWC Acquisition Security Corporation, our wholly-owned subsidiary that is qualified as a Massachusetts security corporation. Except for a portion of the interest income that may be released to us to pay any income or franchise taxes and to fund our working capital requirements, and any amounts necessary to purchase up to 15% of our Public Shares, as discussed below, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination and the redemption of 100% of our Public Shares if we are unable to consummate a business combination by August 23, 2012, subject to the requirements of law. After the payment of approximately $3.25 million in expenses relating to our initial public offering, $800,000 of the net proceeds of our initial public offering and private placement of the Sponsor Warrants was not deposited into the trust account and was retained by us for working capital purposes. Through December 31, 2011, we have used approximately $410,000 of the net proceeds that were not deposited into the trust account to pay offering expenses while the remaining balance is available for general corporate purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2011, there was $125.0 million plus accrued interest of approximately $173,670 held in the trust account. As of December 31, 2011, no funds had been withdrawn from the trust account for taxes and no funds had been withdrawn for working capital purposes.

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

Redemption rights for holders of Public Shares upon consummation of our initial business combination

We will provide holders of our Public Shares (our “Public Stockholders”) with the opportunity to redeem their Public Shares for cash equal to a pro rata share of the aggregate amount then on deposit in the trust account, including interest less franchise and income taxes payable, upon the consummation of our initial business combination, subject to the limitations described herein. As of December 31, 2011, the amount in the trust account, net of accrued taxes, is approximately $10.00 per Public Share. The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of a business combination. The Founder Shares will be excluded from the pro rata calculation used to determine the per-share redemption price. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we intend to consummate our initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, and file tender offer documents with the Securities and Exchange Commission (the “SEC”). The tender offer documents will contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a stockholder vote is required by law, or we decide to hold a stockholder vote for business or other legal reasons, we will, like other blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

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

In the event we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, we may privately negotiate transactions to purchase shares after the closing of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. The Sponsor, our directors, officers, or advisors or their respective affiliates may also purchase shares in privately negotiated transactions. Neither we nor our directors, officers or advisors or our or their respective affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we, the Sponsor, our directors, officers or advisors or our or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Any such privately negotiated purchases may be effected at purchase prices that are in excess of the per-share pro rata portion of the trust account. In the event that we are the buyer in such privately negotiated purchases, we could elect to use trust account proceeds to pay the purchase price in such transactions after the closing of our initial business combination. In addition, in the event we seek stockholder approval of our business combination, we may make purchases of our common stock, in an amount up to 15% of the Public Shares (1,875,000 shares), in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, using funds held in the trust account so long as the price paid for such shares (inclusive of commissions) does not exceed the per-share amount then held in the trust account. If the conditions of Rule 10b-18, as in effect at the time we wish to make such purchases, are not satisfied, we may still make such purchases provided such purchases do not violate the anti-manipulation provisions of Section 9(a)(2) of the Exchange Act or Rule 10b-5 promulgated under the Exchange Act.

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

Redemption of common stock and liquidation if no initial business combination

The Sponsor and our officers and directors have agreed that we will have only until August 23, 2012, which is the date that is 21 months after the closing of our initial public offering, to consummate our initial business combination. If we are unable to consummate a business combination within such time frame, we will:

·	cease all operations except for the purpose of winding up;

·	as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable and less up to $100,000 of such net interest that may be released to us from the trust account to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after such redemption shall be distributed to the former public stockholders; and

·	as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate;

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

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

·	our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination; and

·	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Although we do not currently have an Internet website, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

The report of Rothstein Kass, our independent registered public accounting firm, states that the condition that we consummate our initial business combination by August 23, 2012 or be dissolved and the declining amount of cash available to us outside of the trust account raise substantial doubt about our ability to continue as a going concern.

We have no revenues from our operations and we must dissolve and liquidate in the event we are unable to consummate our initial business combination by August 23, 2012, which is the date that is 21 months after the closing of our initial public offering. The report of Rothstein Kass, our independent registered public accounting firm, on our financial statements includes an explanatory paragraph stating that our audited financial statements have been prepared on the assumption that we will continue as a going concern, but the condition that we consummate an initial business combination by August 23, 2012 or be dissolved and the declining amount of cash available to us outside of the trust account raise substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from our inability to consummate our initial business combination within the prescribed time period or our ability to continue as a going concern.

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

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase Public Shares following consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. The Sponsor, and our directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or the Sponsor, or our directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although neither we nor they currently anticipate paying any premium purchase price for such Public Shares, in the event we or they do, the payment of a premium may not be in the best ]interest of those stockholders not receiving any such additional consideration. In addition, the payment of a premium by us after the consummation of our initial business combination may not be in the best interest of the remaining stockholders who do not redeem their shares. Such stockholders will experience a reduction in book value per share compared to the value received by stockholders that have their shares purchased by us at a premium. In addition, in the event we seek stockholder approval of our business combination, our amended and restated certificate of incorporation will permit the release to us from the trust account amounts necessary to purchase up to 15% of the Public Shares (1,875,000 shares). It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases. If the conditions of Rule 10b-18, as in effect at the time we wish to make such purchases, are not satisfied, we may still make such purchases provided such purchases do not violate the anti-manipulation provisions of Section 9(a)(2) of the Exchange Act or Rule 10b-5 promulgated under the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $10.00 per share).

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

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may privately negotiate transactions to purchase shares effective immediately following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules with proceeds released to us from the trust account immediately following consummation of the initial business combination. In addition, in the event we seek stockholder approval of our business combination, our amended and restated certificate of incorporation will permit the release to us from the trust account amounts necessary to purchase to 15% of the Public Shares (1,875,000 shares). It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases. If the conditions of Rule 10b-18, as in effect at the time we wish to make such purchases, are not satisfied, we may still make such purchases provided such purchases do not violate the anti-manipulation provisions of Section 9(a)(2) of the Exchange Act or Rule 10b-5 promulgated under the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $10.00 per share). As a consequence of such purchases, the funds in the trust account that are so used will not be available to us after the business combination.

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

Our securities are quoted on the Over-the-Counter Bulletin Board quotation system, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the NYSE Amex LLC or another national securities exchange and result in our stockholders not receiving the benefit of our being subject to the listing standards of a national securities exchange.

Our units, common stock and warrants are traded in the over-the-counter market and are quoted on the Over-the-Counter Bulletin Board quotation system, or the OTCBB, which is a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the NYSE Amex LLC. Quotation of our securities on the OTCBB limits the liquidity and price of our securities more than if our securities were quoted or listed on the NYSE Amex LLC or another national securities exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

We do not currently meet the listing standards for the NYSE Amex LLC or any another national securities exchange. The OTCBB does not impose listing standards or requirements. If our securities were listed on the NYSE Amex LLC or another national securities exchange, we would be subject to a number of listing standards, including requirements relating to our minimum unaffiliated market capitalization and common stock trading price, the independence of a majority of our board of directors, requirements regarding committees of our board and certain other stockholder approval and corporate governance requirements. In addition, we would be subject to any special stock exchange requirements applicable to blank check companies, such as requirements that we obtain stockholder approval of our initial business combination and that we do not enter into an initial business combination that has an acquisition value less than 80% of the funds in the trust account.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5.0 million and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, you will not be afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we have a longer period of time to complete a business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419, the release of any interest earned on funds held in the trust account to us and the release of funds to us to purchase up to 15% of the Public Shares would not be permitted unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, you may receive only approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock in the open market, then the resources available to us for a business combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, you may receive only approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

·	restrictions on the nature of our investments; and

·	restrictions on the issuance of securities,

each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

·	registration as an investment company;

·	adoption of a specific form of corporate structure; and

·	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Because we have not selected a particular segment of the consumer products or specialty retail sectors or any specific target businesses with which to pursue a business combination, you are unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to consummate a business combination with an operating company in the consumer products and specialty retail sectors in North America, but may also pursue acquisition opportunities in other sectors or geographic regions, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities in sectors outside of the consumer products and specialty retail sectors (which industries may or may not be outside of our management’s area of expertise).

We may consider a business combination outside of the consumer products or specialty retail sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for us. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an investment outside of the consumer products or specialty retail sectors, our management’s expertise in the consumer products and specialty service sectors industries would not be directly applicable to its evaluation or operation, and the information contained herein regarding the consumer products and specialty retail sectors industries would not be relevant to an understanding of the business that we elect to acquire.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 9, 2012, there were 367,631,783 authorized but unissued shares of common stock available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

·	may significantly dilute the equity interest of investors in our initial public offering;

·	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

·	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

·	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, you may only receive approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. In addition, in the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will permit the release to us from the trust account amounts necessary to purchase up to 15% of the Public Shares in the open market. If such business combination is not consummated, these purchases would have the effect of reducing the funds available in the trust account for future business combinations. If we are unable to complete our initial business combination, you may only receive approximately $10.00 per Public Share on our redemption, and our warrants will expire worthless.

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

Recent changes to the listing rules of the major U.S. stock exchanges may prevent us from listing our securities on such exchanges following consummation of a business combination.

Recent changes to the listing rules of the NYSE Amex LLC, the New York Stock Exchange LLC and The NASDAQ Stock Market LLC (the “Exchanges”) may limit our ability to list our securities on an Exchange for a period of time following our consummation of a business combination even if the post-business combination company otherwise meets an Exchange’s listing criteria. The new rules would apply if the target in our business combination is an operating company and is deemed to engage in a “reverse merger” with us. Under the new rules, a “reverse merger” is any transaction whereby an operating company becomes a reporting company under the Exchange Act by combining, directly or indirectly, with a shell company which is an Exchange Act reporting company, whether through a reverse merger, exchange offer or otherwise. We are considered a shell company under the new rules. If the new rules apply, the post-business combination company would be eligible to list on an Exchange only if:

·	it has traded for a least one year on the OTCBB or another over-the-counter market following our business combination and the filing of information concerning the business combination on Form 8-K; maintained a certain minimum stock price for a specified period of time; and timely filed all required reports with the SEC under the Exchange Act, including an annual report on Form 10-K covering a full fiscal year following the filing of the Form 8-K described above;

·	it has satisfied the one-year trading requirement described above, has filed at least four annual reports with the SEC and is not delinquent in its filing obligations; or

·	it conducts (either in connection with the initial business combination or afterward) a firm commitment underwritten public offering generating gross proceeds of at least $40 million (or, in the case of the New York Stock Exchange LLC, where the proceeds satisfy certain aggregate market value of publicly-held shares requirements).

Although we may seek to structure our business combination so that it does not constitute a “reverse merger” within the meaning of the new Exchange listing rules, we may not be able to do so. If the post-business combination company is unable to list on an Exchange for the period of time until it satisfies the conditions described above (which period may extend well beyond the one-year trading period referred to above), during such period its units, common stock and warrants could only be traded in an over-the-counter market, such as the OTCBB. Quotation of securities on the OTCBB or another over-the-counter market would limit the liquidity and price of the company’s securities more than if the securities were listed on an Exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

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

Mr. Childs is the Chairman of the Board and Chief Executive Officer of J.W. Childs and a Director of Sunny Delight Beverages Co., Esselte Ltd., Mattress Firm, Inc. and Simcon, Inc. and Chairman of the Board of CHG Healthcare Services, Inc. Mr. Suttin is a Partner of J.W. Childs and a Director of Brookstone, Inc., Refrigerator Manufacturers, Inc., Sunny Delight Beverages Co., Esselte Ltd., JA Apparel Corp. (Joseph Abboud), Mattress Firm, Inc., and The Nutrasweet Company. Mr. Byrne is an Operating Partner of J.W. Childs and is the Chairman of the Board of Esselte Ltd. and WS Packaging Group, Inc. Mr. Fiorentino is a Partner with J.W. Childs and a Director of CHG Healthcare Services, Inc., WS Packaging Group, Inc., Fitness Quest, Inc., Mattress Firm, Inc. and JA Apparel Corp. (Joseph Abboud). Mr. Rudy is an Operating Partner of J.W. Childs and Chairman of the Board of Sunny Delight Beverages Co. Mr. Teschke is a Partner of J.W. Childs and a Director of Sunny Delight Beverages Co., Esselte Ltd. and Fitness Quest, Inc. Mr. Watts is an Operating Partner of J.W. Childs and Chairman of the Board of Mattress Firm, Inc., JA Apparel Corp. (Joseph Abboud) and Fitness Quest, Inc. and a Director of Brookstone, Inc.

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

Following the completion of our initial public offering and until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Our officers and directors serve as officers and board members for other entities, including, without limitation, Advantage Sales and Marketing, Inc., Sunny Delight Beverages Co., Esselte Ltd., Mattress Firm, Inc., CHG Healthcare Services, Inc., Simcon, Inc., Fitness Quest, Inc., JA Apparel Corp. (Joseph Abboud), Brookstone, Inc., Refrigerator Manufacturers, Inc., The Nutrasweet Company and WS Packaging Group, Inc. As a result, our executive officers and directors may compete with us for attractive opportunities for business combinations. In each case, our executive officers’ and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us.

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

In light of the involvement of the Sponsor, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with the Sponsor, and our officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, Advantage Sales and Marketing, Inc., Sunny Delight Beverages Co., Esselte Ltd., Mattress Firm, Inc., CHG Healthcare Services, Inc., Simcon, Inc., Fitness Quest, Inc., JA Apparel Corp. (Joseph Abboud), Brookstone, Inc., Refrigerator Manufacturers, Inc., The Nutrasweet Company and WS Packaging Group, Inc. Such entities may compete with us for business combination opportunities. The Sponsor, and our officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to you as they would be absent any conflicts of interest.

Since the Sponsor will lose its entire investment in us if a business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In August 2010, the Sponsor purchased an aggregate of 2,464,286 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on October 25, 2010, the Sponsor returned to us an aggregate of 124,170 of such Founder Shares, which we have cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 Founder Shares to John K. Haley and Sonny King. On January 8, 2011, the Initial Stockholders forfeited an additional 305,232 Founder Shares due to the underwriters’ over-allotment option not being exercised. The Founder Shares will be worthless if we do not consummate an initial business combination. In addition, members of the Sponsor purchased an aggregate of 5,333,333 Sponsor Warrants, each exercisable for one share of our common stock at $11.50 per share, for a purchase price of $4.0 million, or $0.75 per warrant, that will also be worthless if we do not consummate a business combination. In addition, the founder earnout shares (equal to 2.0% of our issued and outstanding shares) will be subject to forfeiture by our Initial Stockholders in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could have a variety of negative effects, including:

·	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

·	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

·	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

·	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

·	our inability to pay dividends on our common stock;

·	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

·	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

·	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

·	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate an initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

·	solely dependent upon the performance of a single business, property or asset, or

·	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In order to effectuate a business combination, blank check companies have amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

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

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s Public Stockholders. Our amended and restated certificate of incorporation provides that any of its provisions, including those related to pre-business combination activity, may be amended if approved by 65% of our stockholders. Our Initial Stockholders, who collectively beneficially own 14.0% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

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

As of March 9, 2012, our Initial Stockholders owned 14.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If we or our Initial Stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither the Sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional shares of common stock, although they may do so. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our Initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and the Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, the Sponsor will continue to exert control at least until the consummation of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with this report. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at Bay Colony Corporate Center – North Entrance, 1000 Winter Street - Suite 4300, Waltham, Massachusetts 02451. The cost for this space is included in the $5,000 per month fee that J.W. Childs Associates, L.P. (“J.W. Childs”), an entity controlled by John W. Childs, our Chairman and Chief Executive Officer, charges us for general and administrative services. We believe, based on rents and fees for similar services, that the fee charged by J.W. Childs is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2011, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are quoted on the OTCBB under the symbols “JWCAU,” “JWCA” and “JWCAW,” respectively.

The following table includes the high and low bids for our units, common stock and warrants for the periods presented.

	Units				Common Stock				Warrants
2011	High		Low		High		Low		High		Low
Fourth Quarter	$10.31		$10.11		$9.75		$9.62		$0.64		$0.50
Third Quarter	$10.55		$10.30		$9.65		$9.58		$0.65		$0.60
Second Quarter	$10.65		$10.36		$9.70		$9.55		$1.00		$0.80
First Quarter	$10.40		$10.25		$9.68		$9.60		$0.85		$0.68

2010	High		Low		High		Low		High		Low
Fourth Quarter	$10.28	(1)	$10.00	(1)	$9.55	(2)	$9.70	(2)	$0.64	(2)	$0.51	(2)

(1)	Our units were first quoted on the OTCBB on November 18, 2010. The figures for the fourth quarter of 2010 are for the period from November 18, 2010 through December 31, 2010.

(2)	Our common stock and warrants were first quoted on the OTCBB on December 6, 2010. The figures for the fourth quarter of 2010 are for the period from December 6, 2010 through December 31, 2010.

Holders

As of March 9, 2012, there was one holder of record of our units, four holders of record of our common stock and ten holders of record of our warrants.

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

Performance Graph

The graph below compares the cumulative total return of our units (the blue line in chart below) from November 18, 2010, the date that our units were first quoted on the OTCBB, through December 31, 2011 with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends paid, if any. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

The information required by this item appears in “Part I—Item 1. Description of Business—General” of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the year ended December 31, 2011 and for the period from July 22, 2010 (inception) through December 31, 2010. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

		July 22, 2010
	Year ended	(inception) to
	December 31, 2011	December 31, 2010
Statement of Operations Data:
Operating expenses:
Other general and administrative expenses	$453,387	$30,541
Loss from operations before other income and income tax expense	(453,387)	(30,541)
Other income (expense):
Interest income	157,297	16,373
State taxes, other than income taxes	(183,339)	(19,800)
Total other expense	(26,042)	(3,427)
Loss before income tax expense	(479,429)	(33,968)
Income tax expense	-	-
Net loss	$(479,429)	$(33,968)

Loss per common share:
Basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	14,540,738	5,617,533

Balance Sheet Data:
Cash and cash equivalents	$416,255	$865,355
Cash equivalents held in trust	$125,123,670	$124,966,373
Total assets	$125,622,082	$126,036,432
Common stock subject to possible redemption (at fair value): 11,592,577 shares and 11,640,520 shares at December 31, 2011 and 2010, respectively	$115,925,770	$116,405,200
Total stockholders' equity	$5,000,010	$5,000,009
Cash Flow Data:
Net cash provided by (used in) operating activities	$(291,803)	$17,551
Net cash provided by (used in) investing activities	$(157,297)	$(124,966,373)
Net cash provided by (used in) financing activities	$-	$125,974,051

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this report.

Overview

We are a blank check company formed on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a middle-market business in the consumer products or specialty retail sectors operating primarily in North America, although we may pursue acquisition opportunities in other sectors or in other geographic regions. In addition, we will not effect a business combination with a another blank check company or a similar company with nominal operations.

Results of Operations

Through December 31, 2011, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account. As of December 31, 2011, approximately $125.1 million was held in the trust account (including $4.38 million of deferred underwriting discounts and commissions, $4.0 million from the sale of the Sponsor Warrants and $173,670 in accrued interest) and we had cash outside of trust of $416,255 and $129,351 in accounts payable and accrued expenses. Up to $1.25 million in interest income on the balance of the trust account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through December 31, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

For the period from January 1, 2011 through December 31, 2011, we had a net loss of $479,429 and earned $157,297 in interest income. All of our funds in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We have agreed to pay J.W. Childs, an entity controlled by John W. Childs, our Chairman and Chief Executive Officer, a total of $5,000 per month for office space, administrative services and secretarial support. For the period from January 1, 2011 through December 31, 2011, the Company accrued a payable of $60,000 for these costs.

Liquidity and Capital Resources

On November 23, 2010, we consummated our initial public offering of 12,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 5,333,333 warrants (the “Sponsor Warrants”) to members of our Sponsor for $4.0 million. We received net proceeds from our initial public offering and the sale of the Sponsor Warrants of approximately $125.75 million, net of the non-deferred portion of the underwriting commissions of $2.5 million (none of which were incurred from January 1, 2011 through December 31, 2011) and offering costs and other expenses of approximately $750,000 (none of which were incurred from January 1, 2011 through December 31, 2011). For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to “Part I—Item 1. Description of Business—General” of this report. As of December 31, 2011, we had cash not held in trust of $416,255.

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

For the period from January 1, 2011 through December 31, 2011, we disbursed an aggregate of approximately $379,412 out of the proceeds of our initial public offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

We expect to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to consummate a business combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of that uncertainty.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a monthly fee of $5,000 for office space and general and administrative services payable to J.W. Childs, an entity controlled by our Chairman and Chief Executive Officer. We began incurring this fee on November 23, 2010, and will continue to incur this fee monthly until the earlier of the completion of our initial business combination and our liquidation.

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

Cash held in trust

A total of $124.95 million, including approximately $116.57 million of the net proceeds from our initial public offering, $4.0 million from the sale of the Sponsor Warrants and $4.38 million of deferred underwriting discounts and commissions, was placed in the trust account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. Treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2011, the balance in the trust account was approximately $125.1 million, which includes $173,670 of interest earned since the inception of the trust.

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 14,540,738 for the period from January 1, 2011 through December 31, 2011, takes into effect the 305,232 Founder Shares forfeited on January 8, 2011 by the Initial Stockholders due to the underwriters’ over-allotment option not being exercised. The 17,833,333 warrants related to our initial public offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

We were incorporated in Delaware on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at December 31, 2011 and had not yet commenced any operations. Through December 31, 2011, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at December 31, 2011.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s report on internal control over financial reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Attestation report of the independent registered accounting firm

Our independent registered public accounting firm, Rothstein Kass, has issued an audit report on our internal control over financial reporting. Their report appears on page F-2 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors, executive officers and director nominees are as follows:

Name	Age	Position
John W. Childs	70	Chairman and Chief Executive Officer
Adam L. Suttin	44	President
Arthur P. Byrne	66	Vice President
David A. Fiorentino	35	Vice President and Chief Financial Officer
Raymond B. Rudy	80	Vice President
Jeffrey J. Teschke	40	Vice President, Treasurer and Secretary
William E. Watts	59	Vice President
John K. Haley	61	Director
Sonny King	70	Director

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

Arthur P. Byrne is our Vice President. Mr. Byrne has been an Operating Partner of J.W. Childs since August 2002. From 1991 until 2002 he was Chairman, President and CEO of The Wiremold Company From 1985 until 1991, Mr. Byrne was a Group Executive with the Danaher Corporation. Prior to joining Danaher, Mr. Byrne held various positions with the General Electric Company including General Manager of its Nickel Cadmium Battery Operations and its High Intensity and Quartz Lamp Department. Mr. Byrne is currently Chairman of the Board of Esselte Ltd. and WS Packaging Group, Inc. Mr. Byrne graduated from Boston College with a B.S. degree and from Babson College with an M.B.A. degree.

David A. Fiorentino is our Vice President and Chief Financial Officer. Mr. Fiorentino is a Partner of J.W. Childs. He joined the firm in 2000 after working previously in the investment banking division of Morgan Stanley. He has been involved in numerous investments by J.W. Childs in the consumer products, retail and healthcare sectors and is currently a Director of CHG Healthcare Services, Inc., WS Packaging Group, Inc., Fitness Quest, Inc., Mattress Firm, Inc. and JA Apparel Corp. (Joseph Abboud). Mr. Fiorentino graduated from Amherst College with a B.A. degree and from Harvard Business School with an M.B.A. degree.

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

William E. Watts is our Vice President. Mr. Watts has been an Operating Partner of J.W. Childs since June 2001. From 1991 to 2001, he was President and Chief Executive Officer of General Nutrition Companies. Prior to being named President and Chief Executive Officer in 1991, Mr. Watts held the positions of President and Chief Operating Officer of General Nutrition, President and Chief Operating Officer of General Nutrition Center, Senior Vice President of Retailing and Vice President of Retail Operations. Mr. Watts currently serves as Chairman of the Board of Mattress Firm, Inc., JA Apparel Corp. (Joseph Abboud) and Fitness Quest, Inc. and is a Director of Brookstone, Inc. Inc. Mr. Watts graduated from the State University of New York at Buffalo with a B.A. degree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that reports were filed late for three transactions by John W. Childs.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 9, 2012, by:

·	each person known by us to be the beneficial owner of more than 5% of our outstanding 14,534,884 shares of common stock;

·	each of our officers and directors; and

·	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
JWC Acquisition, LLC (the Sponsor)(2)	2,014,536	13.9%
John W. Childs(2)(3)	2,014,536	13.9%
Bulldog Investors(4)	1,332,850	9.2%
AQR Capital Management, LLC(5)	1,275,750	8.8%
Polar Securities Inc.(6)	1,270,000	8.7%
Archer Capital Management, L.P.(7)	1,237,500	8.5%
Fir Tree Value Master Fund, L.P.(8)	1,000,000	6.9%
Deutsche Bank AG(9)	839,000	5.8%
John K. Haley(10)	10,174	*
Sonny King(10)	10,174	*
All directors and executive officers as a group (nine individuals)	2,034,884	14.0%

*	Less than one percent.

(1) Unless otherwise noted, the business address of each of the following is Bay Colony Corporate Center – North Entrance, 1000 Winter Street - Suite 4300, Waltham, Massachusetts 02451.

(2) These shares represent one hundred percent of our shares of common stock held by the Sponsor. Messrs. Childs, Suttin, Byrne, Fiorentino, Rudy, Teschke and Watts are members of the Sponsor. Includes a portion of the Founder Shares that are subject to forfeiture by the Sponsor in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of our initial business combination. John W. Childs has sole voting and dispositive control of the shares of our common stock held by the Sponsor. Mr. Childs disclaims beneficial ownership of these shares except to the extent of his or its pecuniary interest therein.

(3) The number of shares listed as beneficially owned by Mr. Childs in the table above does not include the 2,513,334 Sponsor Warrants purchased by Mr. Childs in a private sale simultaneous with the consummation of our initial public offering or the 4,516,886 publicly issued warrants acquired by JWC Warrant Holdings, LLC subsequent to our initial public offering, in each case, because such warrants cannot be exercised within 60 days of March 9, 2012 and thus are not deemed to be beneficially owned pursuant to Rule 13d-3(d)(i) of the Exchange Act. Mr. Childs is the controlling member of JWC Warrant Holdings, LLC and, under the terms of such entity’s limited liability company agreement, has sole dispositive control of the securities held by JWC Warrant Holdings, LLC. Mr. Childs disclaims beneficial ownership of the securities held by JWC Warrant Holdings, LLC except to the extent of his pecuniary interest therein.

(4) According to an amendment to the Schedule 13G filed with the SEC on February 14, 2012 on behalf of Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos. Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors. The business address of this stockholder is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, New Jersey 07663.

(5) According to an amendment to the Schedule 13G filed with the SEC on February 8, 2012 on behalf of AQR Capital Management, LLC, a Delaware limited liability company (“AQR”). AQR serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company. The business address of this stockholder is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(6) According to an amendment to the Schedule 13G filed with the SEC on February 14, 2012 on behalf of Polar Securities Inc. (“Polar Securities”), a company incorporated under the laws on Ontario, Canada, and North Pole Capital Master Fund (“North Pole”), a Cayman Islands exempted company. Polar Securities serves as the investment manager to North Pole. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(7) According to a Schedule 13G filed with the SEC on November 22, 2010 on behalf of Archer Capital Management, L.P., a Delaware limited partnership (“Archer”), as the investment manager to certain private investment funds (the “Funds”), Canton Holdings, L.L.C., a Delaware limited liability company (“Canton”), as the general partner of Archer, Joshua A. Lobel, an individual, as a principal of Canton, and Eric J. Edidin, an individual, as a principal of Canton. Archer, Canton, Mr. Lobel and Mr. Edidin may be deemed the beneficial owners of 1,237,500 shares of the Company’s common stock because Canton, Archer, Mr. Lobel and Mr. Edidin have the power to vote and dispose of 1,237,500 shares of the Company’s common stock held by the Funds. The business address of this stockholder is 570 Lexington Avenue, 40th Floor, New York, New York 10022.

(8) According to a Schedule 13G filed with the SEC on November 29, 2010 on behalf of Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“Fir Tree Value”), and Fir Tree, Inc., a New York corporation (“Fir Tree”), Fir Tree Value is the beneficial owner of 1,000,000 shares of the Company’s common stock. Fir Tree may be deemed to beneficially own the shares of common stock held by Fir Tree Value as a result of being the investment manager of Fir Tree Value. Fir Tree has been granted investment discretion over the Company’s common stock held by Fir Tree Value, and thus, has shared power to direct the vote and disposition of 1,000,000 shares of the Company’s common stock. The business address of this stockholder is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.

(9) According to a Schedule 13G filed with the SEC on February 10, 2012 on behalf of the Corporate and Investment Banking business group and the Corporate Investments business group of Deutsche Bank AG and its subsidiaries and affiliates. The business address of this stockholder is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

(10) For each of Messrs. Haley and King, consists of 10,174 Founder Shares purchased from the sponsor as described below. Includes a portion of the Founder Shares that are subject to forfeiture by each of Messrs. Haley and King in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of our initial business combination.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 5, 2010, the Sponsor purchased the Founder Shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, on October 25, 2010, the Sponsor returned to us an aggregate of 124,170 of such Founder Shares, which we cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 Founder Shares to John K. Haley and Sonny King, each of whom has agreed to serve on our board of directors upon the closing of our initial public offering. On January 8, 2011, the Initial Stockholders forfeited an additional 305,232 Founder Shares due to the underwriters’ over-allotment option not being exercised.

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

J.W. Childs, an entity controlled by Mr. Childs, our Chairman and Chief Executive Officer, has agreed to, from the date that our securities are first quoted on the OTCBB through the earlier of our consummation of a business combination or our liquidation, make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay J.W. Childs $5,000 per month for these services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Childs compensation in lieu of salary. We believe, based on rents and fees for similar services, that the fee charged by J.W. Childs is at least as favorable as we could have obtained from an unaffiliated person.

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

You should also be aware of the following other potential conflicts of interest:

·	None of our officers and directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

·	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

·	The Initial Stockholders are the holders of the Founder Shares and the Sponsor Warrants. The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of our initial business combination. Additionally, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination by August 23, 2012. If we do not complete our initial business combination within such time frame, the proceeds of the sale of the Sponsor Warrants will be used to fund the redemption of the Public Shares, and the Sponsor Warrants will expire worthless. With certain limited exceptions, the Founder Shares and Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) will not be immediately transferable, assignable or salable by the Initial Stockholders. The Founder Shares may not be transferred, assigned or sold until the earlier of one year after the completion of our initial business combination (or earlier if, subsequent to our business combination, the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination) and the date on which we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Initial Stockholders may not transfer, assign or sell the Sponsor Warrants and the respective common stock underlying such warrants until 30 days after the completion of our initial business combination. Since members of our management and our directors indirectly own shares of our common stock and directly own warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect a business combination.

·	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to a business combination.

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

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

·	the corporation could financially undertake the opportunity;

·	the opportunity is within the corporation’s line of business; and

·	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Our board of directors has determined that each of Mr. Haley and Mr. King, who joined our board of directors upon the closing of our initial public offering, is an independent director as such term is defined under the rules of the NYSE Amex LLC and Rule 10A-3 of the Exchange Act. Although the Company is not listed on the NYSE Amex LLC, we have voluntarily applied the definition of director independence used by the NYSE Amex LLC in making the determinations with respect to Mr. Haley and Mr. King. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Rothstein Kass acts as our independent registered public accounting firm. The following is a summary of fees paid to Rothstein Kass for services rendered.

Audit Fees

Audit fees paid or payable to our independent registered public accounting firm were approximately $73,000 and $49,500 for services in 2010 and 2011, respectively. The 2010 fees pertained to the audit of the December 31, 2010 Form 10-K, the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and our initial public offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents. The 2011 fees pertained to reviews for the first three quarters of the fiscal year and audit of the December 31, 2011 Form 10-K.

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

(3) Exhibits

Exhibit Number	Description
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 12, 2010).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

4.4	Warrant Agreement, dated as of November 17, 2010, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

10.1	Promissory Note, dated August 5, 2010, issued to J.W. Childs Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.2	Letter Agreement, dated as of November 16, 2010, among the Company, JWC Acquisition, LLC, J.W. Childs Associates, L.P. and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.3	Letter Agreement, dated as of November 16, 2010, between the Company and John K. Haley (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.4	Letter Agreement, dated as of November 16, 2010, between the Company and Sonny King (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.5	Investment Management Trust Agreement, dated as of November 17, 2010, by and among the Company, JWC Acquisition Security Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

10.6	Letter Agreement, dated as of August 5, 2010, between J.W. Childs Associates, L.P. and the Company regarding administrative support (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.7	Form of Registration Rights Agreement among the Company, JWC Acquisition, LLC and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.8	Securities Purchase Agreement, effective as of August 5, 2010, between the Company and JWC Acquisition, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.9	Sponsor Warrants Purchase Agreement, dated as of August 5, 2010, among the Company and the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.10	Amendment to Sponsor Warrants Purchase Agreement, dated as of October 25, 2010, among the Company and the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

10.12	Contribution Agreement, dated as of October 25, 2010, by and between the Company and JWC Acquisition, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.13	Securities Assignment Agreement, dated as of October 25, 2010, among the Company, JWC Acquisition, LLC, John K. Haley and Sonny King (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.14	Amendment No. 1 to Registration Rights Agreement, dated as of March 31, 2011, among the Company, JWC Acquisition, LLC and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101**	The following materials from the JWC Acquisition Corp. Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) related notes, tagged as blocks of texts.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2012	JWC ACQUISITION CORP.

	By:	/s/ John W. Childs
		Name:	John W. Childs
		Title:	Chief Executive Officer

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

/s/ John W. Childs	Chairman and Chief Executive Officer	March 15, 2012
John W. Childs	(Principal Executive Officer)

/s/ Adam L. Suttin	President	March 15, 2012
Adam L. Suttin

/s/ David A. Fiorentino	Vice President and Chief Financial Officer	March 15, 2012
David A. Fiorentino	(Principal Financial Officer)

/s/ Jeffrey J. Teschke	Vice President, Treasurer and Secretary	March 15, 2012
Jeffrey J. Teschke	(Principal Accounting Officer)

/s/ John K. Haley	Director	March 15, 2012
John K. Haley

/s/ Sonny King	Director	March 15, 2012
Sonny King

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-4
Consolidated Statement of Operations for the year ended December 31, 2011, the period July 22, 2010 (inception) to December 31, 2010 and the period July 22, 2010 (inception) to December 31, 2011	F-5
Consolidated Statement of Changes in Stockholders’ Equity for the period July 22, 2010 (inception) to December 31, 2011	F-6
Consolidated Statement of Cash Flows for the year ended December 31, 2011, the period July 22, 2010 (inception) to December 31, 2010 and the period July 22, 2010 (inception) to December 31, 2011	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
JWC Acquisition Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of JWC Acquisition Corp. and Subsidiary (a corporation in the development stage) (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2011 and for the periods from July 22, 2010 (date of inception) to December 31, 2010 and from July 22, 2010 (date of inception) to December 31, 2011. We have also audited the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit over internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of the JWC Acquisition Corp. and Subsidiary (a corporation in the development stage) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the periods from July 22, 2010 (date of inception) to December 31, 2010 and from July 22, 2010 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that JWC Acquisition Corp. and Subsidiary will continue as a going concern. As discussed in Note 1 to the financial statements, JWC Acquisition Corp. and Subsidiary will face a mandatory liquidation if a business combination is not consummated by August 23, 2012, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Roseland, New Jersey
March 15, 2012

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets:
Current assets:
Cash	$416,255	$865,355
Prepaid insurance	81,817	204,545
Other current assets	340	159
Total current assets	498,412	1,070,059
Investments held in trust	125,123,670	124,966,373
Total assets	$125,622,082	$126,036,432

Liabilities and Stockholders' Equity:
Current liabilities:
Loan payable to related party	$30,049	$30,049
Franchise tax payable	161,902	19,800
Accounts payable and other liabiliites	129,351	206,374
Total current liabilities	321,302	256,223
Deferred offering costs	4,375,000	4,375,000
Total liabilities	4,696,302	4,631,223

Commitment and contingencies

Common stock subject to possible redemption: 11,592,577 shares (at redemption value) at December 31, 2011 and 11,640,520 shares (at redemption value) at December 31, 2010	115,925,770	116,405,200

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 14,534,884 shares issued and outstanding at December 31, 2011 and 14,840,116 shares issued and outstanding at December 31, 2010	1,453	1,484
Additional paid-in capital	5,511,954	5,032,493
Accumulated deficit during the development stage	(513,397)	(33,968)
Total stockholders' equity, net	5,000,010	5,000,009
Total liabilities and stockholders' equity	$125,622,082	$126,036,432

The accompanying notes are an integral part of these consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Operations

	Year	July 22, 2010	July 22, 2010
	Ended	(date of inception) to	(date of inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$-	$-	$-
General and administrative expenses	636,726	50,341	687,067
Loss from operations	(636,726)	(50,341)	(687,067)
Interest income	157,297	16,373	173,670
Loss before provision for income taxes	(479,429)	(33,968)	(513,397)
Provision for income taxes	-	-	-
Net loss attributable to common shares outstanding	$(479,429)	$(33,968)	$(513,397)

Net loss	$(479,429)	$(33,968)	$(513,397)
Interest earned in Trust Account, attributable to common stock subject to possible redemption, net of tax	-	-	-
Net loss applicable to common shareholders	$(479,429)	$(33,968)	$(513,397)

Weighted average number of common shares outstanding - basic and diluted	14,540,738	5,617,533	11,971,993
Net loss per common share outstanding, basic and diluted	$(0.03)	$(0.01)	$(0.04)

Two Class Method
Weighted average number of common shares outstanding subject to possible redemption	11,592,577	2,993,524	9,824,903
Net loss per common share for shares subject to possible redemption	$0.01	$0.01	$0.02

Weighted average number of common shares, excluding shares subject to possible redemption	2,948,161	2,624,009	2,147,090
Net loss per common share, excluding shares subject to possible redemption - basic and diluted	$(0.16)	$(0.01)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

				Accumulated
				Deficit During
			Additional	the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of founder shares to Sponsor at $0.010 per founder share	2,464,286	$246	$24,754	-	$25,000
Return and cancellation on October 25, 2010 of 124,170 of founder shares	(124,170)	(12)	12	-	-

Sale on November 23, 2010 of 12,500,000 units, net of offering expenses (including 11,659,490 shares subject to possible redemption	12,500,000	1,250	124,998,750	-	125,000,000

Underwriters' discount and offering expenses	-	-	(7,585,823)	-	(7,585,823)

Proceeds from private placement of 5,333,333 warrants	-	-	4,000,000	-	4,000,000

Proceeds subject to possible redemption of 11,659,490 shares at November 23, 2010	-	-	(116,594,900)	-	(116,594,900)

Decrease in carrying amount of redeemable shares to 11,640,520 shares subject to possible redemption at December 31, 2010	-	-	189,700	-	189,700

Net loss	-	-	-	(33,968)	(33,968)

Balances as of December 31, 2010	14,840,116	$1,484	$5,032,493	$(33,968)	$5,000,009

Forfeiture of common stock issued to initial stockholders on January 8, 2011	(305,232)	(31)	31	-	-

Decrease in carrying amount of redeemable shares to 11,592,577 shares subject to possible redemption at December 31, 2011	-	-	479,430	-	479,430

Net loss	-	-	-	(479,429)	(479,429)

Balances as of December 31, 2011	14,534,884	$1,453	$5,511,954	$(513,397)	$5,000,010

The accompanying notes are an integral part of these consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)
Consolidated Statement of Cash Flows

	Year	July 22, 2010	July 22, 2010
	Ended	(date of inception) to	(date of inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash Flows From Operating Activities:
Net loss	$(479,429)	$(33,968)	$(513,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets & liabilities:
Prepaid insurance	122,728	(204,545)	(81,817)
Other current assets	(181)	(159)	(340)
Franchise tax payable	142,102	19,800	161,902
Accounts payable and other liabilities	(77,023)	46,500	129,351
Proceeds from loan payable to related party	-	30,049	30,049
Net cash used in operating activities	(291,803)	(142,323)	(274,252)

Cash Flows from Investing Activities:
Change in investments held in trust	(157,297)	(124,966,373)	(125,123,670)
Cash used in investing activities	(157,297)	(124,966,373)	(125,123,670)

Cash Flows f'rom Financing Activities:
Proceeds from note payable to related party	-	25,000	25,000
Payment of note payable to related party	-	(25,000)	(25,000)
Proceeds from sale of shares to Sponsor	-	25,000	25,000
Proceeds from public offering	-	125,000,000	125,000,000
Proceeds from private placement	-	4,000,000	4,000,000
Payment of offering costs	-	(3,050,949)	(3,210,823)
Net cash provided by financing activities	-	125,974,051	125,814,177

Increase (decrease) in cash	(449,100)	865,355	416,255
Cash at beginning of period	865,355	-	-
Cash at end of period	$416,255	$865,355	$416,255

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred offering costs included in accrued expenses	$-	$159,874	$-
Deferred offering costs	$-	$4,375,000	$4,375,000

The accompanying notes are an integral part of these consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations and Going Concern Consideration

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

Going Concern

In the event that the Company does not consummate a Business Combination by August 23, 2012, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Founders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the warrants contained in the Units offered in the Offering discussed in Note 3). The potential mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2011 and the results of operations and cash flows for the periods from July 22, 2010 (inception) through December 31, 2011 and July 22, 2010 (inception) through December 31, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with the instructions to Form 10-K and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of JWC Acquisition Corp. and its wholly-owned subsidiary, JWC Acquisition Security Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any income to date. All activity through the date the consolidated financial statements were issued relates to the Company’s organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

Securities held in Trust

The Company classifies investment in short-term treasury securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities,” as the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the year ended December 31, 2011, the effect of the 17,833,333 warrants (including 5,333,333 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at December 31, 2011.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the year ended December 31, 2011, and for the period from July 22, 2010 (inception) through December 31, 2011.

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

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriting fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the receipt of the capital at the closing of the Public Offering on November 23, 2010.

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

Accordingly, at December 31, 2011 and 2010, 11,592,577 and 11,640,520, respectively, of the 12,500,000 public shares are classified outside of permanent equity at the redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.78 and $10.00 at December 31, 2011 and 2010, respectively).

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

Public Warrant Terms and Conditions:

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

Underwriting Agreement — The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of an Initial Business Combination. Such amount is reflected as deferred offering costs of $4,375,000 on the consolidated balance sheet. The underwriters will not be entitled to any interest accrued on the deferred discount.

4.	Related Party Transactions

Founder Shares and Sponsor Warrants — In August 2010, the Sponsor purchased 2,464,286 shares of common stock (the “Founder Shares”) for $25,000, or $0.01 per share. Subsequently, on October 25, 2010, the Sponsor returned an aggregate of 124,170 of the Founder Shares to the Company, which the Company cancelled. Thereafter, on October 25, 2010, the Sponsor transferred an aggregate of 23,400 of the Founder Shares to John K. Haley and Sonny King, each of whom agreed to serve on the Company’s board of directors following the closing of the Public Offering. The fair value of the securities transferred was nominal.

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

In addition, 290,697 of the Founder Shares in an amount equal to 2.0% of the Company’s issued and outstanding shares after the Public Offering (“Earnout Shares”), are subject to forfeiture by the Initial Stockholders in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of the Company’s Initial Business Combination.

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

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sponsor Warrants — Each Sponsor Warrant is exercisable into one share of common stock at $11.50 per share. The proceeds from the sale of the Sponsor Warrants were added to the proceeds from the Public Offering held in the Trust Account. The Sponsor Warrants are identical to the warrants included in the units sold in the Public Offering except that the Sponsor Warrants (i) are not redeemable by the Company as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) are subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis. Since the Company is not required to net-cash settle the Sponsor Warrants, management has determined that the Sponsor Warrants are recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Transfer Restrictions — The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the completion of the Initial Business Combination or earlier if the last sales price of the Company’s common stock exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of an Initial Business Combination. The members of the Sponsor have agreed not to transfer, assign or sell any of the Sponsor Warrants, including the common stock issuable upon exercise of the Sponsor Warrants, until 30 days after the completion of an Initial Business Combination.

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

Administrative Services — The Company has agreed to pay $5,000 a month in total for office space and general and administrative services to Associates. Services commenced promptly after the date the Company’s securities were first quoted on the OTCBB and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. No payments have been made under this agreement, and as of December 31, 2011, $70,000 is due to Associates and is included in accounts payable and other liabilities.

Loan Payable  — During the period from July 22, 2010 (date of inception) to December 31, 2010, Associates paid vendor bills on behalf of the Company in the aggregate amount of $30,049. This amount is payable on demand without interest. This balance is still outstanding as of December 31, 2011.

6.	Trust Account

A total of $124,950,000, which includes $120,950,000 of the net proceeds from the Public Offering and $4,000,000 from the private placement, was placed in the Trust Account.

As of December 31, 2011 and 2010, investment securities in the Company’s Trust Account consist of $125,123,670 and $124,966,373, respectively, invested in the “Western Institutional US Treasury Reserves” money market fund, a fund which invests exclusively in U.S. government securities. The carrying amount approximates fair value at December 31, 2011 and 2010.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$125,123,670	$125,123,670	$-	$-

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$124,966,373	$124,966,373	$-	$-

8.	Income Taxes

Components of the Company’s deferred tax assets are as follows:

December 31, 2011

Net operating loss carryforwards	$62,000

Amortizable start-up costs	101,000

Less, valuation allowance	(163,000)

$—

December 31, 2010

Net operating loss carryforwards	$14,000

Less, valuation allowance	(14,000)

$—

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance. The net operating loss carry-forward expires in 2031.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2011 and 2010, there were 14,534,884 and 14,840,116 shares of common stock outstanding, respectively.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2011 and 2010, there were no shares of preferred stock outstanding.

- F-20 -