Form 10-Q
period 2012-03-31
JWC Acquisition Corp.
filed 2012-05-09
CIK 1498157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

As of May 9, 2012, the registrant had 14,534,884 shares of its common stock, par value $0.0001 per share, outstanding.

JWC ACQUISITION CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

Condensed Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets:
Current assets:
Cash	$359,686	$416,255
Cash equivalents held in trust	125,021,283	125,123,670
Prepaid insurance	51,135	81,817
Other current assets	340	340
Total assets	$125,432,444	$125,622,082

Liabilities and Stockholders' Equity:
Current liabilities:
Loan payable to related party	$30,049	$30,049
Franchise tax payable	45,000	161,902
Accounts payable and other liabilities	228,635	129,351
Total current liabilities	303,684	321,302
Deferred offering costs	4,375,000	4,375,000
Total liabilities	4,678,684	4,696,302

Commitment and contingencies

Common stock subject to possible redemption: 11,575,375 shares (at redemption value) at March 31, 2012 and 11,592,577 shares (at redemption value) at December 31, 2011	115,753,750	115,925,770

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 14,534,884 shares issued and outstanding at March 31, 2012 and December 31, 2011	1,453	1,453
Additional paid-in capital	5,683,974	5,511,954
Accumulated deficit during the development stage	(685,417)	(513,397)
Total stockholders' equity, net	5,000,010	5,000,010
Total liabilities and stockholders' equity	$125,432,444	$125,622,082

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	July 22, 2010 (date of inception) to March 31, 2012
Revenue	$-	$-	$-
General and administrative expenses	232,582	196,873	919,649
Loss from operations	(232,582)	(196,873)	(919,649)
Interest income	60,562	41,587	234,232
Loss before provision for income taxes	(172,020)	(155,286)	(685,417)
Provision for income taxes	-	-	-
Net loss attributable to common shares outstanding	$(172,020)	$(155,286)	$(685,417)

Net loss	$(172,020)	$(155,286)	$(685,417)
Interest earned in Trust Account, attributable to common stock subject to possible redemption, net of tax	-	-	-
Net loss applicable to common shareholders	$(172,020)	$(155,286)	$(685,417)

Weighted average number of common shares outstanding - basic and diluted	14,534,884	14,558,891	12,377,945
Net loss per common share outstanding, basic and diluted	$(0.01)	$(0.01)	$(0.06)

Two Class Method
Weighted average number of common shares outstanding subject to possible redemption	11,575,375	11,622,228	10,244,205
Net loss per common share for shares subject to possible redemption	$0.01	$0.00	$0.02

Weighted average number of common shares, excluding shares subject to possible redemption	2,959,509	2,936,663	2,133,740
Net loss per common share, excluding shares subject to possible redemption - basic and diluted	$(0.06)	$(0.05)	$(0.32)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of founder shares to Sponsor at $0.010 per founder share	2,464,286	$246	$24,754	-	$25,000

Return and cancellation on October 25, 2010 of 124,170 of founder shares	(124,170)	(12)	12	-	-

Sale on November 23, 2010 of 12,500,000 units, net of offering expenses (including 11,659,490 shares subject to possible redemption	12,500,000	1,250	124,998,750	-	125,000,000

Underwriters' discount and offering expenses	-	-	(7,585,823)	-	(7,585,823)

Proceeds from private placement of 5,333,333 warrants	-	-	4,000,000	-	4,000,000

Proceeds subject to possible redemption of 11,659,490 shares at November 23, 2010	-	-	(116,594,900)	-	(116,594,900)

Decrease in carrying amount of redeemable shares to 11,640,520 shares subject to possible redemption at December 31, 2010	-	-	189,700	-	189,700

Net loss	-	-	-	(33,968)	(33,968)

Balances as of December 31, 2010	14,840,116	$1,484	$5,032,493	$(33,968)	$5,000,009

Forfeiture of common stock issued to initial stockholders on January 8, 2011	(305,232)	(31)	31	-	-

Decrease in carrying amount of redeemable shares to 11,592,577 shares subject to possible redemption at December 31, 2011	-	-	479,430	-	479,430

Net loss	-	-	-	(479,429)	(479,429)

Balances as of December 31, 2011	14,534,884	$1,453	$5,511,954	$(513,397)	$5,000,010

Decrease in carrying amount of redeemable shares to 11,575,375 shares subject to possible redemption at March 31, 2012	-	-	172,020	-	172,020

Net loss	-	-	-	(172,020)	(172,020)

Balances as of March 31, 2012	14,534,884	$1,453	$5,683,974	$(685,417)	$5,000,010

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	July 22, 2010 (date of inception) to March 31, 2012
Cash Flows From Operating Activities:
Net loss	$(172,020)	$(155,286)	$(685,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets & liabilities:
Prepaid insurance	30,682	30,682	(51,135)
Other current assets	-	(42)	(340)
Franchise tax payable	(116,902)	25,200	45,000
Accounts payable and other liabilities	99,284	(135,213)	228,635
Proceeds from loan payable to related party	-	-	30,049
Net cash used in operating activities	(158,956)	(234,659)	(433,208)

Cash Flows from Investing Activities:
Proceeds from sale of cash equivalents held in trust	162,949	-	162,949
Cash equivalents held in trust account	-	-	(124,950,000)
Interest earned on cash equivalents held in trust	(60,562)	(41,587)	(234,232)
Cash provided by (used in) investing activities	102,387	(41,587)	(125,021,283)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	-	25,000
Payment of note payable to related party	-	-	(25,000)
Proceeds from sale of shares to Sponsor	-	-	25,000
Proceeds from public offering	-	-	125,000,000
Proceeds from private placement	-	-	4,000,000
Payment of offering costs	-	-	(3,210,823)
Net cash provided by financing activities	-	-	125,814,177

Increase (decrease) in cash	(56,569)	(276,246)	359,686
Cash at beginning of period	416,255	865,355	-
Cash at end of period	$359,686	$589,109	$359,686

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred offering costs included in accrued expenses	$-	$-	$-
Deferred offering costs	$-	$-	$4,375,000

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

Trust Account

The trust account (the “Trust Account”) can either be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The funds in the Trust Account are held in the name of JWC Acquisition Security Corporation, a wholly-owned subsidiary of the Company qualified as a Massachusetts security corporation (See Note 2).

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

Going Concern

In the event that the Company does not consummate an Initial Business Combination by August 23, 2012, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders. The potential mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

2.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2012 and the results of operations and cash flows for the periods presented, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012. The December 31, 2011 balance sheet included herein has been derived from those audited consolidated financial statements. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those used in preparing the December 31, 2011 audited consolidated financial statements.

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

Cash Equivalents Held in Trust

A total of $124,950,000, which includes $120,950,000 of the net proceeds from the Public Offering and $4,000,000 from the private placement, was placed in the Trust Account. As of March 31, 2012, the cash equivalents held in trust were $125,021,283 included in current assets. Cash equivalents held in trust are with Citibank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The cash equivalents held in trust at March 31, 2012 are invested in the Western Assets Institutional Liquid Reserves Money Market Fund, which meets the requirements of Rule 2a-7 under the Investment Company Act.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended March 31, 2012, the effect of the 17,833,333 warrants (including 5,333,333 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated interim financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at March 31, 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2012 and 2011, and for the period from July 22, 2010 (inception) through March 31, 2012.

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

Accordingly, at March 31, 2012 and December 31, 2011, 11,575,375 and 11,592,577, respectively, of the 12,500,000 public shares are classified outside of permanent equity at the redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.80 at March 31, 2012).

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair value of the Company’s assets and liabilities, including the cash equivalents held in trust, approximate their carrying amount due primarily to their short-term nature.

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

Administrative Services

The Company has agreed to pay $5,000 a month in total for office space and general and administrative services to Associates. Services commenced promptly after the date the Company’s securities were first quoted on the OTCBB and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. No payments have been made under this agreement, and as of March 31, 2012 and December 31, 2011, $85,000 and $70,000, respectively, is due to Associates and is included in accounts payable and other liabilities.

Loan Payable

During the period from July 22, 2010 (date of inception) to March 31, 2012, Associates paid vendor bills on behalf of the Company in the aggregate amount of $30,049. This amount is payable on demand without interest. Such amount is outstanding at both March 31, 2012 and December 31, 2011.

6.	Income Taxes

Components of the Company’s deferred tax assets are as follows:

March 31, 2012

Net operating loss carryforwards	$83,000

Amortizable start-up costs	149,000

Less, valuation allowance	(232,000)

$—

December 31, 2011

Net operating loss carryforwards	$62,000

Amortizable start-up costs	101,000

Less, valuation allowance	(163,000)

$—

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance. The net operating loss carry-forward expires in 2031.

7.	Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2012, there were 14,534,884 shares of common stock outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2012, there were no shares of preferred stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to JWC Acquisition Corp. The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report and in the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Through March 31, 2012, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2012, approximately $125.0 million was held in the Trust Account (including $4.38 million of deferred underwriting discounts and commissions, $4.0 million from the sale of the Sponsor Warrants (defined below) and approximately $71,283 in accrued interest) and we had cash outside of trust of $359,686 and $228,635 in accounts payable and accrued expenses. Up to $1.25 million in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through March 31, 2012, the Company has withdrawn $162,949 from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the period from January 1, 2012 through March 31, 2012, we had a net loss of $172,020 and earned $60,562 in interest income. All of our funds in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We have agreed to pay Associates, an entity controlled by John W. Childs, our Chairman and Chief Executive Officer, a total of $5,000 per month for office space, administrative services and secretarial support. For the period from January 1, 2012 through March 31, 2012, the Company accrued a payable of $15,000 for these costs.

Liquidity and Capital Resources

On November 23, 2010, we consummated our Public Offering of 12,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 5,333,333 warrants (the “Sponsor Warrants”) to members of our Sponsor for $4.0 million. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $125.75 million, net of the non-deferred portion of the underwriting commissions of $2.5 million (none of which were incurred from January 1, 2012 through March 31, 2012) and offering costs and other expenses of approximately $750,000 (none of which were incurred from January 1, 2012 through March 31, 2012). For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Report. As of March 31, 2012, we had cash of $359,686.

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

For the period from January 1, 2012 through March 31, 2012, we disbursed an aggregate of approximately $56,403 out of the proceeds of our Public Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Cash Equivalents Held in Trust

A total of $124,950,000, which includes $120,950,000 of the net proceeds from the Public Offering and $4,000,000 from the private placement, was placed in the Trust Account. As of March 31, 2012, the cash equivalents held in trust were $125,021,283 included in current assets. Cash equivalents held in trust are with Citibank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The cash equivalents held in trust at March 31, 2012 are invested in the Western Assets Institutional Liquid Reserves Money Market Fund, which meets the requirements of Rule 2a-7 under the Investment Company Act, as amended.

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 14,534,884 for the period from January 1, 2012 to March 31, 2012 takes into effect the 305,232 Founder Shares forfeited on January 8, 2011 by the Initial Stockholders due to the underwriters’ over-allotment option not being exercised. The 17,833,333 warrants related to our Public Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at March 31, 2012 and had not yet commenced any operations. Through March 31, 2012, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at March 31, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties any of which could result in a significant or material adverse effect on our results of operations or financial condition. Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

We paid a total of $2.5 million in underwriting discounts and commissions (none of which were incurred from January 1, 2012 through March 31, 2012) and approximately $750,000 for other costs and expenses related to the offering (none of which were incurred from January 1, 2012 through March 31, 2012). In addition, the Underwriters agreed to defer $4.375 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination if consummated. We also repaid Associates in satisfaction of an outstanding promissory note after the closing of our Public Offering.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

____________

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JWC ACQUISITION CORP.
Date: May 9, 2012

/s/ John W. Childs
Name: John W. Childs
Title: Chief Executive Officer (principal executive officer)

/s/ David A. Fiorentino
Name: David A. Fiorentino
Title: Chief Financial Officer (principal financial officer)

