Form 10-K/A
period 2011-12-31
JWC Acquisition Corp.
filed 2012-07-25
CIK 1498157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

JWC Acquisition Corp., a Delaware corporation, is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 15, 2012 (the “Original Filing”), in response to comments received from the staff of the Commission. This Amendment is being filed solely to: (i) provide the conformed signature of Rothstein Kass to their Report of Independent Registered Public Accounting Firm (the “Auditor’s Report”) which was inadvertently omitted on page F-3 of the Original Filing due to an administrative error (although the Auditor’s Report was manually signed on the date stated therein); and (ii) update the certifications in Exhibits 31.1 and 31.2 to the Original Filing to be consistent with the requirements of Item 601(b)(31) of Regulation S-K.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates in their entirety Item 8 of Part II (but no changes have been made to the consolidated financial statements and related notes incorporated therein) and Item 15 of Part IV and includes new certifications as exhibits hereto. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the Commission.

Except as described above, this Amendment speaks as of the date of the Original Filing and does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events occurring subsequent to the filing of the Original Filing.

2

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

Reference is made to the Index to Financial Statements of the Company beginning on page F-1.

(2)       Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3) Exhibits

Exhibit Number	Description
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 12, 2010).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

4.4	Warrant Agreement, dated as of November 17, 2010, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

10.1	Promissory Note, dated August 5, 2010, issued to J.W. Childs Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.2	Letter Agreement, dated as of November 16, 2010, among the Company, JWC Acquisition, LLC, J.W. Childs Associates, L.P. and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.3	Letter Agreement, dated as of November 16, 2010, between the Company and John K. Haley (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.4	Letter Agreement, dated as of November 16, 2010, between the Company and Sonny King (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.5	Investment Management Trust Agreement, dated as of November 17, 2010, by and among the Company, JWC Acquisition Security Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

10.6	Letter Agreement, dated as of August 5, 2010, between J.W. Childs Associates, L.P. and the Company regarding administrative support (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.7	Form of Registration Rights Agreement among the Company, JWC Acquisition, LLC and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.8	Securities Purchase Agreement, effective as of August 5, 2010, between the Company and JWC Acquisition, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.9	Sponsor Warrants Purchase Agreement, dated as of August 5, 2010, among the Company and the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.10	Amendment to Sponsor Warrants Purchase Agreement, dated as of October 25, 2010, among the Company and the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

10.12	Contribution Agreement, dated as of October 25, 2010, by and between the Company and JWC Acquisition, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.13	Securities Assignment Agreement, dated as of October 25, 2010, among the Company, JWC Acquisition, LLC, John K. Haley and Sonny King (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.14	Amendment No. 1 to Registration Rights Agreement, dated as of March 31, 2011, among the Company, JWC Acquisition, LLC and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101**	The following materials from the JWC Acquisition Corp. Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) related notes, tagged as blocks of texts.

*	Filed herewith.
**	Previously furnished as an exhibit to the Annual Report on Form 10-K (File No. 000-54202) filed by JWC Acquisition Corp. with the Securities and Exchange Commission on March 15, 2012 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2012	JWC ACQUISITION CORP.

	By:	/s/ John W. Childs
		Name:	John W. Childs
		Title:	Chief Executive Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-4
Consolidated Statement of Operations for the year ended December 31, 2011, the period July 22, 2010 (inception) to December 31, 2010 and the period July 22, 2010 (inception) to December 31, 2011	F-5
Consolidated Statement of Changes in Stockholders’ Equity for the period July 22, 2010 (inception) to December 31, 2011	F-6
Consolidated Statement of Cash Flows for the year ended December 31, 2011, the period July 22, 2010 (inception) to December 31, 2010 and the period July 22, 2010 (inception) to December 31, 2011	F-7
Notes to Consolidated Financial Statements	F-8

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

/s/ Rothstein Kass

Rothstein Kass

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

Exhibit Number	Description
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 12, 2010).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

4.4	Warrant Agreement, dated as of November 17, 2010, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

10.1	Promissory Note, dated August 5, 2010, issued to J.W. Childs Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.2	Letter Agreement, dated as of November 16, 2010, among the Company, JWC Acquisition, LLC, J.W. Childs Associates, L.P. and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.3	Letter Agreement, dated as of November 16, 2010, between the Company and John K. Haley (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.4	Letter Agreement, dated as of November 16, 2010, between the Company and Sonny King (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on November 17, 2010).

10.5	Investment Management Trust Agreement, dated as of November 17, 2010, by and among the Company, JWC Acquisition Security Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54202), filed with the Securities and Exchange Commission on November 24, 2010).

10.6	Letter Agreement, dated as of August 5, 2010, between J.W. Childs Associates, L.P. and the Company regarding administrative support (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.7	Form of Registration Rights Agreement among the Company, JWC Acquisition, LLC and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.8	Securities Purchase Agreement, effective as of August 5, 2010, between the Company and JWC Acquisition, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.9	Sponsor Warrants Purchase Agreement, dated as of August 5, 2010, among the Company and the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on August 12, 2010).

10.10	Amendment to Sponsor Warrants Purchase Agreement, dated as of October 25, 2010, among the Company and the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.11	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

10.12	Contribution Agreement, dated as of October 25, 2010, by and between the Company and JWC Acquisition, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.13	Securities Assignment Agreement, dated as of October 25, 2010, among the Company, JWC Acquisition, LLC, John K. Haley and Sonny King (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on October 26, 2010).

10.14	Amendment No. 1 to Registration Rights Agreement, dated as of March 31, 2011, among the Company, JWC Acquisition, LLC and each of the members of JWC Acquisition, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168798), filed with the Securities and Exchange Commission on September 23, 2010).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101**	The following materials from the JWC Acquisition Corp. Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) related notes, tagged as blocks of texts.

*	Filed herewith.
**	Previously furnished as an exhibit to the Annual Report on Form 10-K (File No. 000-54202) filed by JWC Acquisition Corp. with the Securities and Exchange Commission on March 15, 2012 and incorporated by reference herein.