Form 10-Q/A
period 2012-03-31
JWC Acquisition Corp.
filed 2012-07-25
CIK 1498157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

(Amendment No. 1)

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

Bay Colony Corporate Center - North Entrance

1000 Winter Street - Suite 4300

Waltham, Massachusetts 02451

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

Explanatory Note

JWC Acquisition Corp., a Delaware corporation, is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which was originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 9, 2012 (the “Original Filing”), in response to comments received from the staff of the Commission. This Amendment is being filed for the sole purpose of updating the certifications in Exhibits 31.1 and 31.2 to the Original Filing to be consistent with the requirements of Item 601(b)(31) of Regulation S-K. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the Commission.

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