Form 10-Q
period 2012-06-30
JWC Acquisition Corp.
filed 2012-07-30
CIK 1498157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54202

JWC ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	27-3092187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bay Colony Corporate Center – North Entrance

1000 Winter Street – Suite 4300

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

Yes ☑ No ☐

As of July 23, 2012, the registrant had 14,534,884 shares of its common stock, par value $0.0001 per share, outstanding.

JWC ACQUISITION CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

Condensed Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets:
Current assets:
Cash	$90,466	$416,255
Prepaid insurance	20,453	81,817
Other current assets	2,591	340
Total current assets	113,510	498,412
Restricted cash equivalents held in trust	124,950,000	125,123,670
Total assets	$125,063,510	$125,622,082

Liabilities and Stockholders' Equity:
Current liabilities:
Loan payable to related party	$30,049	$30,049
Franchise tax payable	18,000	161,902
Accounts payable and other liabilities	536,201	129,351
Total current liabilities	584,250	321,302
Deferred offering costs	4,375,000	4,375,000
Total liabilities	4,959,250	4,696,302

Commitment and contingencies

Common stock subject to possible redemption: 11,510,425 shares (at redemption value) at June 30, 2012 and 11,592,577 shares (at redemption value) at December 31, 2011	115,104,250	115,925,770

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 14,534,884 shares issued and outstanding at June 30, 2012 and December 31, 2011 (includes 11,510,425 and 11,592,577 shares subject to possible redemption, respectively)	1,453	1,453
Additional paid-in capital	6,333,474	5,511,954
Accumulated deficit during the development stage	(1,334,917)	(513,397)
Total stockholders' equity, net	5,000,010	5,000,010
Total liabilities and stockholders' equity	$125,063,510	$125,622,082

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	July 22, 2010 (date of inception) to June 30, 2012
Revenue	$-	$-	$-	$-	$-
General, administrative and transaction expenses	708,683	100,682	941,264	297,555	1,628,332
Loss from operations	(708,683)	(100,682)	(941,264)	(297,555)	(1,628,332)
Interest income	59,182	23,383	119,744	64,970	293,415
Loss before provision for income taxes	$(649,501)	(77,299)	(821,520)	(232,585)	(1,334,917)
Provision for income taxes	-	-	-	-	-
Net loss attributable to common shares outstanding	$(649,501)	$(77,299)	$(821,520)	$(232,585)	$(1,334,917)

Net loss	$(649,501)	$(77,299)	$(821,520)	$(232,585)	$(1,334,917)
Interest earned in Trust Account, attributable to common stock subject to possible redemption, net of tax	-	-	-	-	-
Net loss applicable to common shareholders	$(649,501)	$(77,299)	$(821,520)	$(232,585)	$(1,334,917)

Two Class Method
Weighted average number of common shares outstanding subject to possible redemption	11,510,425	12,500,000	11,510,425	12,500,000	10,331,453
Net loss per common share outstanding for shares subject to possible redemption - basic and diluted	$-	$-	$-	$-	$-

Weighted average number of common shares, excluding shares subject to possible redemption	3,024,459	2,034,884	3,024,459	2,046,689	2,078,919
Net loss per common share, excluding shares subject to possible redemption - basic and diluted	$(0.21)	$(0.04)	$(0.27)	$(0.11)	$(0.64)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Deficit During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of founder shares to Sponsor at $0.010 per founder share	2,464,286	$246	$24,754	-	$25,000
Return and cancellation on October 25, 2010 of 124,170 of founder shares	(124,170)	(12)	12	-	-
Sale on November 23, 2010 of 12,500,000 units, net of offering expenses (including 11,659,490 shares subject to possible redemption	12,500,000	1,250	124,998,750	-	125,000,000
Underwriters' discount and offering expenses	-	-	(7,585,823)	-	(7,585,823)
Proceeds from private placement of 5,333,333 warrants	-	-	4,000,000	-	4,000,000
Proceeds subject to possible redemption of 11,659,490 shares at November 23, 2010	-	-	(116,594,900)	-	(116,594,900)
Decrease in carrying amount of redeemable shares to 11,640,520 shares subject to possible redemption at December 31, 2010	-	-	189,700	-	189,700
Net loss	-	-	-	(33,968)	(33,968)

Balances as of December 31, 2010	14,840,116	$1,484	$5,032,493	$(33,968)	$5,000,009

Forfeiture of common stock issued to initial stockholders on January 8, 2011	(305,232)	(31)	31	-	-
Decrease in carrying amount of redeemable shares to 11,592,577 shares subject to possible redemption at December 31, 2011	-	-	479,430	-	479,430
Net loss	-	-	-	(479,429)	(479,429)

Balances as of December 31, 2011	14,534,884	$1,453	$5,511,954	$(513,397)	$5,000,010

Decrease in carrying amount of redeemable shares to 11,510,425 shares subject to possible redemption at June 30, 2012 (Unaudited)	-	-	821,520	-	821,520
Net loss (Unaudited)	-	-	-	(821,520)	(821,520)
Balances as of June 30, 2012 (Unaudited)	14,534,884	$1,453	$6,333,474	$(1,334,917)	$5,000,010

At June 30, 2012 (unaudited), December 31, 2011 and December 31, 2010 there are 11,510,425, 11,592,577 and 11,640,520, respectively, of common shares subject to possible redemption that are included in the above presentation of common shares issued and outstanding.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

JWC ACQUISITION CORP. AND SUBSIDIARY

(A Corporation in the Development Stage)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	July 22, 2010 (date of inception) to June 30, 2012
Cash Flows From Operating Activities:
Net loss	$(821,520)	$(232,585)	$(1,334,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets & liabilities:
Prepaid insurance	61,364	61,364	(20,453)
Other current assets	(2,251)	13	(2,591)
Franchise tax payable	(143,902)	61,151	18,000
Accounts payable and other liabilities	406,850	(157,627)	536,201
Proceeds from loan payable to related party	-	-	30,049
Net cash used in operating activities	(499,459)	(267,684)	(773,711)

Cash Flows from Investing Activities:
Proceeds from sale of cash equivalents held in trust	293,414	-	293,414
Cash equivalents held in trust account	-	-	(124,950,000)
Interest earned on cash equivalents held in trust	(119,744)	(64,970)	(293,414)
Cash provided by (used in) investing activities	173,670	(64,970)	(124,950,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	-	25,000
Payment of note payable to related party	-	-	(25,000)
Proceeds from sale of shares to Sponsor	-	-	25,000
Proceeds from public offering	-	-	125,000,000
Proceeds from private placement	-	-	4,000,000
Payment of offering costs	-	-	(3,210,823)
Net cash provided by financing activities	-	-	125,814,177

Increase (decrease) in cash	(325,789)	(332,654)	90,466
Cash at beginning of period	416,255	865,355	-
Cash at end of period	$90,466	$532,701	$90,466

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred offering costs	$-	$-	$4,375,000

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

Business Purpose

The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). As more fully described in Note 8 – Proposed Business Combination, the Company has entered into a Contribution and Merger Agreement dated as of June 27, 2012, by and among the Company, The Tile Shop, LLC, a Delaware limited liability company (“The Tile Shop”), ILTS, LLC, a Delaware limited liability company (“ILTS”), The Tile Shop, Inc., a Minnesota corporation (“TS Inc”), JWTS, Inc., a Delaware corporation (“JWTS”), and each of the other members of The Tile Shop (together with TS Inc, JWTS and ILTS, the “Members”), Nabron International Inc., a Bahamas corporation (“Nabron” and, together with the Members other that ILTS, the “Sellers”), Tile Shop Holdings, Inc., a Delaware corporation (“TS Holdings”), Tile Shop Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TS Holdings (“Merger Sub”) and Peter Jacullo, in his capacity as Sellers’ representative, pursuant to which (i) the Sellers will contribute, directly or indirectly, all of the membership interests in The Tile Shop to TS Holdings in exchange for cash and common stock and promissory notes of TS Holdings, and (ii) the Company will merge with and into Merger Sub, with the Company surviving, and each share of common stock of the Company will be exchanged for one share of TS Holdings common stock, the result of which TS Holdings will hold all of the outstanding equity of The Tile Shop and the Company.

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

Except for a portion of interest income earned on the Trust Account balance that may be released to the Company to pay any franchise and income taxes and up to $1.25 million to fund working capital requirements, and any amounts necessary for the Company to purchase up to 15% of the Company’s public shares if the Company seeks stockholder approval of the Initial Business Combination, none of the funds held in the Trust Account will be released until the earlier of: (i) the consummation of the Initial Business Combination (less deferred offering costs payable to the underwriters); or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to consummate an Initial Business Combination within 21 months from the closing of the Public Offering (subject to the requirements of law).

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

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will consummate its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company honor the redemption for any of its public shares if such requested redemptions would cause the Company’s net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2012 and the results of operations and cash flows for the periods presented, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

Restricted Cash Equivalents Held in Trust

A total of $124,950,000, which includes $120,950,000 of the net proceeds from the Public Offering and $4,000,000 from the private placement, was placed in the Trust Account. As of June 30, 2012, the restricted cash equivalents held in trust were $124,950,000. Restricted cash equivalents held in trust are with Citibank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The restricted cash equivalents held in trust at June 30, 2012 are invested in the Western Assets Institutional Liquid Reserves Money Market Fund, which meets the requirements of Rule 2a-7 under the Investment Company Act.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three and six months ended June 30, 2012, the effect of the 17,833,333 warrants (including 5,333,333 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

The Company’s condensed consolidated statement of operations includes a presentation of income per share for common stock in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for the number of shares subject to possible redemption is calculated by dividing the interest earned in the Trust Account, net of applicable income taxes and franchise taxes and net of up to $1.25 million of interest earned which may be released for working capital purposes, attributable to common shares subject to possible redemption, by the weighted average number of common shares subject to possible redemption.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s condensed consolidated interim financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at June 30, 2012 and December 31, 2011.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2012, and for the period from July 22, 2010 (inception) through June 30, 2012.

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

The Company is incorporated in the State of Delaware and is therefore required to pay franchise taxes to the State of Delaware on an annual basis.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

Transaction Costs

Transaction costs are amounts incurred by the Company in connection with advisory and due diligence on target acquisitions. Such costs are expensed as incurred. During the six months ended June 30, 2012, approximately $569,000 of transaction costs were expensed.

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

Accordingly, at June 30, 2012 and December 31, 2011, 11,510,425 and 11,592,577, respectively, of the 12,500,000 public shares are classified outside of permanent equity at the redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at June 30, 2012).

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

Underwriting Agreement

The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of an Initial Business Combination. Such amount is reflected as deferred offering costs of $4,375,000 on the consolidated balance sheet. The underwriters will not be entitled to any interest accrued on the deferred discount. This deferred offering cost will be paid from the amounts held in the Trust Account. If the Company does not consummate an Initial Business Combination, the underwriters will forfeit any rights or claims to their deferred underwriting discounts and commissions including any accrued interest thereon, then in the Trust Account, and the deferred underwriters’ discounts and commissions will be distributed on a pro rata basis, together with any accrued interest thereon and net of franchise and income taxes payable income taxes on such interest, to the public stockholders.

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

Administrative Services

The Company has agreed to pay $5,000 a month in total for office space and general and administrative services to Associates. Services commenced promptly after the date the Company’s securities were first quoted on the OTCBB and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. No payments have been made under this agreement, and as of June 30, 2012 and December 31, 2011, $100,000 and $70,000, respectively, is due to Associates and is included in accounts payable and other liabilities.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

Loan Payable

During the period from July 22, 2010 (date of inception) to June 30, 2012, Associates paid vendor bills on behalf of the Company in the aggregate amount of $30,049. This amount is payable on demand without interest. Such amount is outstanding at both June 30, 2012 and December 31, 2011.

6.	Income Taxes

Components of the Company’s deferred tax assets are as follows:

June 30, 2012

Net operating loss carryforwards	$182,000
Amortizable start-up costs	272,000

Less, valuation allowance	(454,000)

$—

December 31, 2011

Net operating loss carryforwards	$62,000
Amortizable start-up costs	101,000

Less, valuation allowance	(163,000)

$—

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance. The net operating loss carry-forward expires in 2032.

7.	Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2012 and December 31, 2011, there were 14,534,884 shares of common stock outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

8.	Proposed Business Combination

On June 27, 2012, the Company entered into the Contribution and Merger Agreement. The transactions contemplated by the Contribution and Merger Agreement are collectively referred to as the “Proposed Business Combination”.

JWC ACQUISITION CORP. AND SUBSIDIARY
(A Corporation in the Development Stage)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

Pursuant to the terms of the Contribution and Merger Agreement, the Sellers (other than Nabron) will contribute their membership interests in The Tile Shop to TS Holdings, constituting all of the membership interests of The Tile Shop other than the membership interests held by ILTS, and Nabron will contribute its membership interests in ILTS to TS Holdings (collectively, the “Contribution”), resulting in The Tile Shop becoming wholly owned by TS Holdings, in exchange for (i) a cash payment of $100,000,000, (ii) 29,500,000 shares of TS Holdings common stock and (iii) unsecured and subordinated promissory notes issued by TS Holdings in an aggregate principal amount of $80,000,000 less the amount of indebtedness (including capital lease obligations) of The Tile Shop and its subsidiary at closing and cash payments due to certain current and former employees under an equity incentive plan of The Tile Shop.

Concurrently with the Contribution, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving, and (i) each outstanding share of the Company’s common stock will be exchanged for one share of TS Holdings common stock, (ii) each outstanding warrant which is currently exercisable for one share of the Company’s common stock will be exercisable for one share of TS Holdings common stock and (iii) each outstanding share of common stock of Merger Sub will be exchanged for one share of the Company with the Company becoming a wholly owned subsidiary of TS Holdings. Prior to the Merger, each outstanding unit of the Company will be separated into its component common stock and warrant, each of which will be treated as described above.

After the completion of the Proposed Business Combination, TS Holdings will hold directly or indirectly all of the outstanding equity of The Tile Shop and the Company, and the former members of The Tile Shop and the former stockholders of the Company will own approximately 67% and 33%, respectively, of the issued and outstanding shares of TS Holdings common stock, assuming that none of the Company’s stockholders exercise their redemption rights in connection with the Proposed Business Combination.

The board of directors of the Company and the board of managers of The Tile Shop have unanimously approved the Proposed Business Combination. The Contribution and Merger Agreement is subject to the approval of the Company’s stockholders, in accordance with the Company’s second amended and restated certificate of incorporation and the Delaware General Corporation Law. If approved, the Proposed Business Combination is expected to be consummated promptly following the receipt of approval from the Company’s stockholders and the satisfaction or waiver of the other conditions contained in the Contribution and Merger Agreement.

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

Overview

We are a blank check company formed on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). We have sought to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a middle-market business in the consumer products or specialty retail sectors operating primarily in North America, although we considered acquisition opportunities in other sectors or in other geographic regions.

Proposed Business Combination

We have entered into a Contribution and Merger Agreement, dated as of June 27, 2012 (the “Contribution and Merger Agreement”), by and among, the Company, The Tile Shop, LLC, a Delaware limited liability company (“The Tile Shop”) ILTS, LLC, a Delaware limited liability company (“ILTS”), The Tile Shop, Inc., a Minnesota corporation (“TS Inc”), JWTS, Inc., a Delaware corporation (“JWTS”), and each of the other members of The Tile Shop (together with TS Inc, JWTS and ILTS, the “Members”), Nabron International Inc., a Bahamas corporation (“Nabron” and, together with the Members other than ILTS, the “Sellers”), Tile Shop Holdings, Inc., a Delaware corporation (“TS Holdings”), Tile Shop Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TS Holdings (“Merger Sub”) and Peter Jacullo, in his capacity as Sellers’ representative (the “Sellers’ Representative”). The transactions contemplated by the Contribution and Merger Agreement are collectively referred to as the “Proposed Business Combination.

Pursuant to the terms of the Contribution and Merger Agreement, the Sellers (other than Nabron) will contribute their membership interests in The Tile Shop to TS Holdings, constituting all of the membership interests of The Tile Shop other than the membership interests held by ILTS, and Nabron will contribute its membership interests in ILTS to TS Holdings resulting in The Tile Shop becoming wholly owned by TS Holdings (collectively, the “Contribution”), in exchange for (i) a cash payment of $100,000,000 (the “Cash Consideration”), (ii) 29,500,000 shares of TS Holdings common stock (the “Stock Consideration”) and (iii) unsecured and subordinated promissory notes (“Promissory Notes”) issued by TS Holdings in an aggregate principal amount of $80,000,000 less the amount of indebtedness (including capital lease obligations) of The Tile Shop and its subsidiary and cash payments due to certain current and former employees under an equity incentive plan of The Tile Shop (collectively, the “Contribution Consideration”).

The Contribution Consideration is subject to the following adjustments at the closing of the Proposed Business Combination:

1.	If the Company’s stockholders exercise their rights to redeem greater than 1,500,000 shares of our common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account, then (a) the Stock Consideration will be increased by the number of shares of TS Holdings common stock equal to the number of shares of our common stock that were redeemed in excess of 1,500,000, up to a maximum increase of an additional 2,500,000 shares of TS Holdings common stock and (b) the Cash Consideration will be reduced by the number of each such additional share of Stock Consideration multiplied by $10.

2.	In the event that certain specified transaction expenses of the Company are less than $3,575,000, then the Stock Consideration will be increased by the number of shares of TS Holdings common stock equal to the amount of such deficiency divided by 10.

3.	In the event that the Company has entered into agreements to purchase a portion of our public warrants (the “Public Warrants”) with the consent of the Sellers’ Representative, then (i) the Stock Consideration will be increased by the number of shares equal to the amount paid for such warrants (the “Warrant Purchase Amount”) divided by 10, and (ii) the Cash Consideration will be reduced by an amount equal to the Warrant Purchase Amount.

The Promissory Notes will mature three years from the consummation of the Proposed Business Combination, be prepayable at any time by TS Holdings without premium or penalty, and have an annual interest rate of 4% payable quarterly. Upon the issuance of senior indebtedness and the use of proceeds from such issuance to repay not less than 50% of the principal amount of the Promissory Notes, the term of the Promissory Notes will extend to 180 days after the term of such senior indebtedness and the interest rate on the Promissory Notes will be increased to 10% per annum. If the Promissory Notes have not been repaid in full within three years after the consummation of the Proposed Business Combination, the holders of the Promissory Notes will have the right to convert their pro rata portion of up to an aggregate of $20,000,000 of the then-outstanding aggregate principal amount of the Promissory Notes into common stock of TS Holdings at a conversion price of $10 per share.

Concurrently with the Contribution, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving, and (i) each outstanding share of the Company’s common stock will be exchanged for one share of TS Holdings common stock, (ii) each outstanding warrant which is currently exercisable for one share of the Company’s common stock will be exercisable for one share of TS Holdings common stock and (iii) each outstanding share of common stock of Merger Sub will be exchanged for one share of the Company with the Company becoming a wholly owned subsidiary of TS Holdings. Prior to the Merger, each outstanding unit of the Company will be separated into its component common stock and warrant, each of which will be treated as described above.

After the completion of the Proposed Business Combination, TS Holdings will hold directly or indirectly all of the outstanding equity of The Tile Shop and the Company, and the former members of The Tile Shop and our former stockholders will own approximately 67% and 33%, respectively, of the issued and outstanding shares of TS Holdings common stock, assuming that none of our stockholders exercise their redemption rights in connection with the Proposed Business Combination.

Our board of directors and the board of managers of The Tile Shop have unanimously approved the Proposed Business Combination. The Contribution and Merger Agreement is subject to the approval of our stockholders in accordance with our second amended and restated certificate of incorporation and the Delaware General Corporation Law. If approved, we expect the Proposed Business Combination to be consummated promptly following the receipt of approval from our stockholders and the satisfaction or waiver of the other conditions contained in the Contribution and Merger Agreement.

In connection with the Proposed Business Combination, the holders of shares of our common stock included in the units sold in the Public Offering will have the opportunity to redeem such shares upon the consummation of the Proposed Business Combination for cash in an amount equal to their pro rata share of the aggregate amount on deposit in the Trust Account.

The Company, TS Holdings, the Sellers and the members of our Sponsor, JWC Acquisition, LLC (the “Sponsor”) have also entered into a registration rights agreement pursuant to which the Sellers and members of the Sponsor will be entitled to registration rights, subject to certain limitations, with respect to TS Holdings common stock they receive in the Proposed Business Combination.

TS Holdings has filed with the SEC a registration statement on Form S-4 (File No. 333-182482) in connection with the registration of the shares of TS Holdings to be issued to our stockholders pursuant to the Contribution and Merger Agreement, which registration statement includes our preliminary proxy statement/prospectus relating to the Proposed Business Combination.

Results of Operations

Through June 30, 2012, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of June 30, 2012, approximately $124.95 million was held in the Trust Account (including $4.38 million of deferred underwriting discounts and commissions and $4.0 million from the sale of the Sponsor Warrants (defined below) and approximately $0 in accrued interest) and we had cash outside of trust of $90,466 and $536,201 in accounts payable and other liabilities. Up to $1.25 million in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through June 30, 2012, the Company has withdrawn $293,414 from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the period from January 1, 2012 through June 30, 2012, we had a net loss of $821,520 and earned $119,744 in interest income. All of our funds in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We have agreed to pay Associates, an entity controlled by John W. Childs, our Chairman and Chief Executive Officer, a total of $5,000 per month for office space, administrative services and secretarial support. For the period from January 1, 2012 through June 30, 2012, the Company accrued a payable of $30,000 for these costs.

Liquidity and Capital Resources

On November 23, 2010, we consummated our Public Offering of 12,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 5,333,333 warrants (the “Sponsor Warrants”) to members of our Sponsor for $4.0 million. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $125.75 million, net of the non-deferred portion of the underwriting commissions of $2.5 million (none of which were incurred from January 1, 2012 through June 30, 2012) and offering costs and other expenses of approximately $750,000 (none of which were incurred from January 1, 2012 through June 30, 2012). For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Report. As of June 30, 2012, we had cash of $90,466.

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

For the period from January 1, 2012 through June 30, 2012, we disbursed an aggregate of approximately $327,186 out of the proceeds of our Public Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Restricted Cash Equivalents Held in Trust

A total of $124,950,000, which includes $120,950,000 of the net proceeds from the Public Offering and $4,000,000 from the private placement, was placed in the Trust Account. As of June 30, 2012, the restricted cash equivalents held in trust were $124,950,000. Restricted cash equivalents held in trust are with Citibank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The restricted cash equivalents held in trust at June 30, 2012 are invested in the Western Assets Institutional Liquid Reserves Money Market Fund, which meets the requirements of Rule 2a-7 under the Investment Company Act.

Loss per common share (excluding shares subject to possible redemption)

Loss per share (excluding shares subject to possible redemption) is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares, excluding shares subject to possible redemption, at June 30, 2012 of 3,024,459 shares excludes the weighted average of 11,510,425 shares subject to possible redemption. The aggregate weighted average common shares issued and outstanding of 14,534,884 for the period from January 1, 2012 to June 30, 2012 takes into effect the 305,232 Founder Shares forfeited on January 8, 2011 by the Initial Stockholders due to the underwriters’ over-allotment option not being exercised. The 17,833,333 warrants related to our Public Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 22, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at June 30, 2012 and had not yet commenced any operations. Through June 30, 2012, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at June 30, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the additional risk factors set forth below, and the risk factors disclosed in the preliminary proxy statement/prospectus, which we refer to as the Preliminary Proxy Statement, included in the registration statement on Form S-4, which we refer to as the Registration Statement, filed with the SEC by Tile Shop Holdings, Inc. on July 2, 2012, which are incorporated herein by reference, there have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

If the Proposed Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of our securities and, following the Proposed Business Combination, TS Holdings’ securities, may decline.

If the Proposed Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of our securities prior to the closing of the Proposed Business Combination may decline. Our stockholders will receive a fixed number of shares of TS Holdings’ common stock in the Proposed Business Combination, rather than a number of shares with a particular fixed market value. The market values of our securities at the time of the Proposed Business Combination may vary significantly from their prices on the date the Contribution and Merger Agreement was executed, the date of the definitive proxy statement/prospectus or the date on which our stockholders vote on the Proposed Business Combination. Because the share exchange ratios will not be adjusted to reflect any changes in the market prices of our common stock, the market value of the TS Holdings common stock issued in the Proposed Business Combination and our common stock surrendered in the Merger may be higher or lower than the values of these shares on earlier dates. 100% of the consideration to be received by our stockholders in the Merger will be TS Holdings’ common stock.

In addition, following the Proposed Business Combination, fluctuations in the price of TS Holdings’ common stock could contribute to the loss of all or part of your investment. Prior to the Proposed Business Combination, there has not been a public market for TS Holdings’ or The Tile Shop’s common stock, and trading in the shares of our common stock has not been active. Accordingly, the valuation ascribed to The Tile Shop and the shares of our common stock in the Proposed Business Combination may not be indicative of the price that will prevail in the trading market following the Proposed Business Combination. If an active market for TS Holdings’ common stock develops and continues, the trading price of TS Holdings’ common stock following the Proposed Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our or TS Holdings’ control. Any of the factors listed below could have a material adverse effect on your investment and TS Holdings’ common stock may trade at prices significantly below the price you paid for our common stock. In such circumstances, the trading price of TS Holdings’ common stock may not recover and may experience a further decline.

Factors affecting the trading price of TS Holdings’ common stock may include:

•	actual or anticipated fluctuations in TS Holdings’ quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

•	changes in the market’s expectations about TS Holdings’ operating results;

•	the effects of seasonality on TS Holdings’ business cycle;

•	success of competitive retailers;

•	the failure of TS Holdings’ operating results to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning TS Holdings, the housing market, the retail specialty tile market or the retail market in general;

•	operating and stock price performance of other companies that investors deem comparable to TS Holdings;

•	the ability of TS Holdings to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting TS Holdings’ business;

•	commencement of, or involvement in, litigation involving TS Holdings;

•	changes in TS Holdings’ capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of TS Holdings’ common stock available for public sale;

•	any major change in TS Holdings’ board or management;

•	sales of substantial amounts of common stock by TS Holdings’ directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of TS Holdings’ common stock irrespective of TS Holdings’ operating performance. The stock market in general, and the Nasdaq Stock Market, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of TS Holdings’, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to TS Holdings could depress TS Holdings’ stock price regardless of TS Holdings’ business, prospects, financial conditions or results of operations. A decline in the market price of TS Holdings’ securities could also adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

Our board of directors did not obtain a third party valuation in determining whether or not to proceed with the Proposed Business Combination.

Our board of directors did not obtain a third party valuation in connection with its decision to approve the Proposed Business Combination. In analyzing the Proposed Business Combination, our board and management conducted due diligence on The Tile Shop, researched the industries in which The Tile Shop operates, reviewed comparisons of comparable companies, developed a long-range financial model and concluded that the Proposed Business Combination was in the best interest of our stockholders.

There may be tax consequences of the Business Combination that may adversely affect our stockholders.

We expect that the Business Combination can be effected such that our stockholders do not recognize gain or loss pursuant to Section 351 of the Internal Revenue Code. To the extent the Business Combination does not so qualify, it could result in the imposition of substantial taxes on our stockholders.

TS Holdings may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 that will be applicable to it as a result of the Proposed Business Combination.

The Tile Shop is not currently subject to Section 404 of the Sarbanes-Oxley Act of 2002. However, following the Proposed Business Combination, TS Holdings will be subject to Section 404. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required of The Tile Shop as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to TS Holdings. If management is not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, management may not be able to assess whether TS Holdings’ internal controls over financial reporting are effective, which may subject TS Holdings to adverse regulatory consequences and could harm investor confidence and the market price of TS Holdings common stock.

The Company and The Tile Shop will be subject to business uncertainties and contractual restrictions while the Proposed Business Combination is pending.

Uncertainty about the effect of the Proposed Business Combination on employees and customers may have an adverse effect on the Company or The Tile Shop and, consequently, on TS Holdings. These uncertainties may impair The Tile Shop’s ability to retain and motivate key personnel and could cause customers and others that deal with The Tile Shop to defer entering into contracts with The Tile Shop or making other decisions concerning The Tile Shop, or to seek to change existing business relationships with The Tile Shop. If key employees depart because of uncertainty about their future roles and the potential complexities of the Proposed Business Combination, The Tile Shop’s business could be harmed.

Our founders, directors and executive officers have certain interests in consummating the Proposed Business Combination that may have influenced their decision to approve the Proposed Business Combination.

Certain of our founders, directors and entities affiliated with certain of our directors and executive officers, own shares of our common stock that were issued prior the Public Offering. Such purchasers have waived their right to receive distributions with respect to the Founder Shares in the event of our liquidation in accordance with our Amended and Restated Certificate of Incorporation. Accordingly, the Founder Shares will be worthless if we are forced to liquidate. In addition, in the event of our liquidation, our warrants, including the Sponsor Warrants held by certain of our directors and executive officers, will expire worthless.

Additionally, the Contribution and Merger Agreement provides that each of Messrs. Suttin and Watts will be a director of TS Holdings following the Proposed Business Combination. As such, in the future, they may receive any cash fees, stock options or stock awards that TS Holdings’ board of directors determines to pay to its non-executive directors, provided, that Mr. Suttin has agreed to initially waive his right to receive any such cash fees, stock options or stock awards.

Our stockholders will experience immediate dilution as a consequence of the issuance of common stock as consideration in the Proposed Business Combination. Having a minority share position may reduce the influence that our current stockholders have on the management of TS Holdings.

TS Holdings will issue 29,500,000 shares of common stock at the closing of the Proposed Business Combination to the Sellers, subject to adjustment pursuant to the terms of the Contribution and Merger Agreement. Upon consummation of the Merger, holders of our common stock will receive one share of common stock of TS Holdings for each share of our common stock that they own. As a result, holders of our common stock will receive 14,534,884 shares of TS Holdings common stock, or approximately 33% of the issued and outstanding shares of TS Holdings (assuming no stockholder elects to redeem their shares of our common stock for a portion of the Trust Account). Consequently, the ability of our former stockholders following the Proposed Business Combination to influence management of TS Holdings through the election of directors will be substantially reduced.

The Company and TS Holdings will incur significant transaction and transition costs in connection with the Proposed Business Combination.

The Company and TS Holdings expect to incur significant, non-recurring costs in connection with consummating the Proposed Business Combination and integrating the operations of the Company and The Tile Shop. TS Holdings may incur additional costs to maintain employee morale and to retain key employees. We will also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with the Proposed Business Combination. Some of these costs are payable regardless of whether the Proposed Business Combination is completed.

The unaudited pro forma financial information included in the Preliminary Proxy Statement may not be indicative of what TS Holdings’ actual financial position or results of operations would have been.

The unaudited pro forma financial information in the Preliminary Proxy Statement is presented for illustrative purposes only and is not necessarily indicative of what TS Holdings’ actual financial position or results of operations would have been had the Proposed Business Combination been completed on the dates indicated. See the section of the Registration Statement entitled “Unaudited Pro Forma Condensed Combined Financial Information.”

TS Holdings’ working capital will be reduced if our stockholders exercise their redemption rights in connection with the Proposed Business Combination, which may adversely affect TS Holdings’ business and future operations.

Pursuant to our amended and restated certificate of incorporation, holders of Public Shares may demand that we redeem their shares for a pro rata share of the cash held in the Trust Account, less franchise taxes and income tax payable, calculated as of two business days prior to the closing of the Proposed Business Combination.

If the Proposed Business Combination is consummated, the funds held in the Trust Account will be released (i) to pay our stockholders who properly exercise their redemption rights, (ii) to make a cash payment to the Sellers in partial consideration of their contribution to TS Holdings, (iii) to pay $5.0 million in deferred underwriting compensation to the underwriters of our initial public offering and advisory fees to other persons, (iv) to pay J.W. Childs Associates L.P. amounts owed for unpaid rent and unreimbursed administrative expenses incurred on our behalf in connection with the Proposed Business Combination and general administrative expenses, not to exceed $500,000, (v) to pay third parties (e.g., professional advisors, printers and consultants) who have rendered services to us, the Sellers, The Tile Shop, its subsidiaries and TS Holdings in connection with the Proposed Business Combination (but as to the expenses of the Sellers, The Tile Shop and TS Holdings, only if the Proposed Business Combination is consummated) and (vi) to pay the aggregate purchase price payable by us for Public Warrants we may purchase under the terms of the Contribution and Merger Agreement, with the balance to be used for working capital purposes.

Pursuant to the Contribution and Merger Agreement, we will use up to $55,000,000 of the $125,021,283 in the Trust Account as of March 31, 2012 to pay our stockholders who properly exercise their redemption rights. The first $15,000,000 of these payments will result in a corresponding decrease in funds available for TS Holdings’ working capital. If the remaining amount is insufficient to fund TS Holdings’ working capital requirements, it would need to borrow funds necessary to satisfy such requirements or sell additional shares of its common stock, which would result in the dilution of the ownership interest of the holders of such common stock. There is no assurance that such funds would be available to TS Holdings on terms favorable to it or at all. If such funds were not available, TS Holdings’ operations and profitability may be adversely affected.

Our warrants will become exercisable for TS Holdings’ common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to TS Holdings’ stockholders.

Outstanding warrants to purchase an aggregate of 17,833,333 shares of our common stock will become exercisable for a like number of shares of TS Holdings’ common stock upon consummation of the Business Combination. To the extent such warrants are exercised, additional shares of TS Holdings’ common stock will be issued, which will result in dilution to the holders of common stock of TS Holdings and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of TS Holdings’ common stock.

If our stockholders fail to comply with the redemption requirements specified in the Preliminary Proxy Statement, they will not be entitled to redeem their shares of common stock for a pro rata portion of the Trust Account.

Holders of Public Shares are not required to affirmatively vote against the Proposed Business Combination Proposal in order to exercise their rights to redeem their shares for a pro rata portion of the Trust Account. In order to exercise their redemption rights, they are required to submit a request in writing and deliver their stock (either physically or electronically) to our transfer agent at least two business days prior to the special meeting of stockholders. Stockholders electing to redeem their shares will receive their pro rata portion of the Trust Account less franchise and income taxes payable, calculated as of two business days prior to the anticipated consummation of the Proposed Business Combination. See the section of the Registration Statement entitled “Special Meeting of JWCAC Stockholders — Redemption Rights” for additional information on how to exercise your redemption rights.

Although TS Holdings intends to list its securities on the Nasdaq Stock Market, there can be no assurance that its securities will be so listed or, if listed, that TS Holdings will be able to comply with the continued listing standards.

TS Holdings intends to list its common stock on the Nasdaq Stock Market upon consummation of the Proposed Business Combination. As part of the listing process, TS Holdings will be required to provide evidence that it is able to meet the initial listing requirements. There can be no assurance that TS Holdings will be able to meet the initial listing standards of the Nasdaq Stock Market or any other exchange or, if its securities are listed, that TS Holdings will be able to maintain such listing.

In addition, if, after listing, the Nasdaq Stock Market delists TS Holdings’ securities from trading on its exchange for failure to meet the continued listing standards, TS Holdings and its securityholders could face significant material adverse consequences including:

•	a limited availability of market quotations for its securities;

•	a determination that its common stock is a “penny stock,” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If, following the Business Combination, securities or industry analysts do not publish or cease publishing research or reports about TS Holdings, its business, or its market, or if they change their recommendations regarding TS Holdings common stock adversely, the price and trading volume of TS Holdings common stock could decline.

If, following the Business Combination, securities or industry analysts do not publish or cease publishing research or reports about TS Holdings, its business, or its market, or if they change their recommendations regarding TS Holdings common stock adversely, the price and trading volume of TS Holdings common stock could decline. The trading market for TS Holdings common stock will be influenced by the research and reports that industry or securities analysts may publish about it, its business, its market, or its competitors. Securities and industry analysts do not currently, and may never, publish research on TS Holdings. If no securities or industry analysts commence coverage of TS Holdings, its stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover TS Holdings change their recommendation regarding its stock adversely, or provide more favorable relative recommendations about its competitors, the price of TS Holdings common stock would likely decline. If any analyst who may cover TS Holdings were to cease coverage of TS Holdings or fail to regularly publish reports on it, TS Holdings could lose visibility in the financial markets, which in turn could cause its stock price or trading volume to decline.

The exercise of discretion by our directors and officers in agreeing to changes to the terms of or waivers of closing conditions in the Contribution and Merger Agreement may result in a conflict of interest when determining whether such changes to the terms of the Contribution and Merger Agreement or waivers of conditions are appropriate and in our securityholders’ best interest.

In the period leading up to the closing of the Proposed Business Combination, events may occur that, pursuant to the Contribution and Merger Agreement, would require us to agree to amend the Contribution and Merger Agreement, to consent to certain actions taken by Sellers or to waive rights that we are entitled to under the Contribution and Merger Agreement. Such events could arise because of changes in the course of The Tile Shop’s business, a request by Sellers to undertake actions that would otherwise be prohibited by the terms of the Contribution and Merger Agreement or the occurrence of other events that would have a material adverse effect on The Tile Shop’s business and would entitle us to terminate the Contribution and Merger Agreement. In any of such circumstances, it would be in our discretion, acting through our board of directors, to grant our consent or waive our rights. The existence of the financial and personal interests of the directors described herein and in the Preliminary Proxy Statement may result in a conflict of interest on the part of one or more of the directors between what he may believe is best for us and our securityholders and what he may believe is best for himself or his affiliates in determining whether or not to take the requested action. As of the date of this report, we do not believe that there will be any changes or waivers that our directors and officers would be likely to make after stockholder approval of the Proposed Business Combination has been obtained. While certain changes could be made without further stockholder approval, if there is a change to the terms of the transaction that would have a material impact on the stockholders, we will be required to circulate a new or amended proxy statement/prospectus or supplement thereto and resolicit the vote of our stockholders with respect to the Proposed Business Combination.

TS Holdings may apply the net proceeds released from the Trust Account in a manner that does not improve its results of operations or increase the value of your investment.

If the Proposed Business Combination is consummated, the funds held in the Trust Account will be released (i) to pay our stockholders who properly exercise their redemption rights, (ii) to make a cash payment to the Sellers in partial consideration of their contribution to TS Holdings, (iii) to pay $5.0 million in deferred underwriting compensation to the underwriters of our initial public offering and advisory fees to other persons, (iv) to pay J.W. Childs Associates L.P. amounts owed for unpaid rent and unreimbursed administrative expenses incurred on our behalf in connection with the Proposed Business Combination and general administrative expenses, not to exceed $500,000, (v) to pay third parties (e.g., professional advisors, printers and consultants) who have rendered services to us, the Sellers, The Tile Shop, and TS Holdings in connection with the Proposed Business Combination (but, as to the expenses of the Sellers, The Tile Shop, and TS Holdings, only if the Proposed Business Combination is consummated), (vi) to pay the aggregate purchase price payable by us for Public Warrants we may purchase under the terms of the Contribution and Merger Agreement and (vii) with the balance to be used for working capital purposes and general corporate purposes. Other than these uses, TS Holdings does not have specific plans for the funds and will have broad discretion regarding how it uses such funds. These funds could be used in a manner with which you may not agree or applied in ways that do not improve TS Holdings’ results of operations or increase the value of your investment.

After the closing of the Proposed Business Combination, there are significant limitations on our recourse against the Sellers for breach of any representations and warranties made in the Contribution and Merger Agreement.

Other than with respect to the limited matters described below, the representations and warranties in the Contribution and Merger Agreement expire as of the closing of the Proposed Business Combination, and, thereafter, we will not have recourse against the Sellers for breaches thereof. Furthermore, to the extent that the Sellers provide notice of a breach of a representation and warranty that occurs after the date of the Contribution and Merger Agreement to us and, unless we have the right to terminate the Contribution and Merger Agreement with respect thereto and exercise such right prior to the closing in accordance with the terms of the Contribution and Merger Agreement, such notice shall cure any such breach, and we will not have any recourse against the Sellers with respect thereto. Notwithstanding the foregoing, our stockholders may have limited recourse against the Sellers with respect to (i) certain unpaid taxes of the Company and ILTS relating to the period prior to the closing of the Proposed Business Combination, (ii) certain pre-closing liabilities of ILTS and (iii) breach of representations and warranties of the Sellers relating to ownership of the membership interests transferred to us and certain limited matters related to ILTS, each as set forth in the Contribution and Merger Agreement.

As a result of the Jumpstart Our Business Startups Act recently signed into law, if the Proposed Business Combination is completed, TS Holdings could be subject to reduced reporting requirements relative to other public companies.

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. If the Proposed Business Combination is completed, TS Holdings may, subject to certain conditions set forth under the JOBS Act, qualify as an “emerging growth company,” which would provide TS Holdings a grace period of the first five years following completion of the Proposed Business Combination before TS Holdings would be required to (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with new accounting pronouncements applicable to public companies before such pronouncements are also applicable to private companies and (iii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

We paid a total of $2.5 million in underwriting discounts and commissions (none of which were incurred from January 1, 2012 through June 30, 2012) and approximately $750,000 for other costs and expenses related to the offering (none of which were incurred from January 1, 2012 through June 30, 2012). In addition, the Underwriters agreed to defer $4.375 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination if consummated. We also repaid Associates in satisfaction of an outstanding promissory note after the closing of our Public Offering.

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
Date: July 30, 2012

/s/ John W. Childs
Name: John W. Childs
Title: Chief Executive Officer (principal executive officer)

/s/ David A. Fiorentino
Name: David A. Fiorentino
Title: Chief Financial Officer (principal financial officer)

